Form 10-Q
period 2023-03-31
Vestiage, Inc.
filed 2023-05-15
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 000-56529

VESTIAGE, INC.

(Exact name of registrant as specified in its charter)

Florida	45-4895104
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7339 E. Williams Drive

Unit 26496

Scottsdale, AZ 85255

(Address of Principal Executive Offices) (Zip Code)

602.793.8058

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $135,495.

As of March 31, 2023, there were 57,578,236 shares outstanding of the registrant’s Common Stock.

As of March 31, 2023, there were 300,000 shares outstanding of the registrant’s Convertible Series D Preferred Stock.

VESTIAGE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VESTIAGE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:

Cash	$876	$754

Total Assets	$876	$754

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loan payable – related party	$43,360	$9,520
Total Liabilities	43,360	9,520

Stockholders' Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized
Series D Preferred stock, $0.001 par value; 10,000,000 shares designated, 300,000 and no shares issued and outstanding, respectively	30	30
Common stock, $0.001 par value; 500,000,000 shares authorized, 58,078,236 and 57,578,236 shares issued and outstanding, respectively	58,078	57,578
Additional paid-in capital	10,333,982	10,334,482
Accumulated deficit	(10,434,574)	(10,400,856)
Total Stockholders’ Deficit	(42,484)	(8,766)

Total Liabilities and Stockholders' Deficit	$876	$754

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VESTIAGE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Operating Expenses:
General & administrative expenses	$33,718	$–
Total operating expenses	33,718	–

Loss from operations	(33,718)	–

Net Loss	$(33,718)	$–

Loss per share– basic and diluted	$(0.00)	$–

Weighted average shares – basic and diluted	58,011,569	57,078,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VESTIAGE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	300,000	$30	57,578,236	$57,578	$10,334,482	$(10,400,856)	$(8,766)
Shares issued for share exchange	–	–	500,000	500	(500)	–	–
Net loss	–	–	–	–	–	(33,718)	(33,718)
Balance at March 31, 2023	300,000	$30	58,078,236	$58,078	$10,333,982	$(10,434,574)	$(42,484)

	Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	–	$–	57,078,236	$57,078	$10,302,062	$(12,524,140)	$(2,165,000)
Net loss	–	–	–	–	–	–	–
Balance at March 31, 2022	–	$–	57,578,236	$57,078	$10,302,062	$(12,524,140)	$(2,165,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VESTIAGE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:

Net loss	$(33,718)	$–
Adjustments to reconcile net income to net cash used in operating activities:
Changes in assets and liabilities	–	–

Net cash used in operating activities	(33,718)	–

Cash flows from investing activities	–	–

Cash flows from financing activities:
Loans payable – related party	33,840	–
Net cash provided by financing activities	33,840	–

Net change in cash	122	–

Cash, beginning of period	754	–

Cash, end of period	$876	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VESTIAGE, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

March 31, 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Vestiage, Inc. (OTC “VEST”) was incorporated under the laws of the State of Florida on October 31, 2006, as The Harvard Learning Centers, Inc. On February 18, 2013, the name of the Company was changed to Vestiage, Inc.

Business operations for Vestiage, Inc. were abandoned by former management when they resigned on September 9, 2015, and a custodianship action, as described in the subsequent paragraph, was commenced in 2021.

On May 26, 2022, the Circuit Court of the Nineth Judicial Circuit in and for Orange County, Florida granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed Small Cap Compliance, LLC (the “Custodian”) custodian with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock, and authorize new classes of stock.

Small Cap Compliance, LLC (“SCC”) is a shareholder in the Company and applied to the Court for an Order appointing SCC as the Custodian. This application was for the purpose of reinstating VEST’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

The court awarded custodianship to the Custodian based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, the Custodian appointed Rhonda Keaveney as sole officer and director.

The Custodian attempted to contact the Company’s officers and directors through letters, emails, and phone calls, with no success.

On December 31, 2022, the company executed a Share Exchange Agreement with Fun Fitness Corporation (“FFC”), of which Rhonda Keaveney is the sole officer and director. The Company acquired 1,000,000 shares of Series A Preferred Stock of FFC in exchange for 500,000 shares of common stock, making Fun Fitness Corporation a wholly owned subsidiary of the Company. The acquisition is a combination of entities under common control; however, FFC was incorporated in the State of Wyoming on October 1, 2022, so there is no impact to the historical financial information. The 500,000 shares of common stock were issued by the transfer agent on January 12, 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2022. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2023, and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits and customer receivables. The Company maintains cash with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. To reduce risk, the Company performs credit evaluations of its customers and maintains reserves when necessary for potential credit losses.

Basis of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Fin Fitness Corporation. All intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the unaudited consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its unaudited consolidated financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit as of March 31, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – PREFERRED STOCK

As of December 31, 2021, the Company had the following designations for preferred stock; 50,000 shares of Series Preferred A Stock, 100,000 shares of Series Preferred B Stock, and 10,000,000 shares of Series Preferred C Stock. There were no shares issued and outstanding as of December 31, 2021. Effective June 7, 2022, the number of shares and all rights, privileges and restrictions of the Series of Preferred Stock were cancelled.

On June 6, 2022, the Company filed Articles of Amendment, with the State of Florida designating 10,000,000 shares of the Preferred Stock as Convertible Series D Preferred Stock, par value $0.001. Each share of Convertible Series D Preferred Stock is convertible into 1,000 shares of common stock. In addition, the Convertible Series D Preferred Stock has voting privileges of 1,000 votes per one share of Series D. The Convertible Series D Preferred Stock is not entitled to dividends.

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 6, 2022, Ms. Keaveney was compensated for her role as custodian in the amount 300,000 shares of Convertible Preferred D Series Stock and 500,000 shares of common stock. The shares were issued in the name of Small Cap Compliance, LLC.

During the year ended December 31, 2022, Ms. Keaveney and Small Cap Compliance, LLC, (Small Cap Compliance, LLC, is owned by Ms. Keaveney) advanced the Company $9,520 to pay for general operating expenses. During the three months ended March 31, 2023, Ms. Keaveney advanced an additional $33,840, for a total due as March 31, 2023, of $43,360. The advance is non-interest bearing and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Vestiage, Inc. for the three months ended March 31, 2023 and 2022, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Vestiage, Inc. or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, services and litigation, as well as the matters discussed in Vestiage, Inc.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. Vestiage, Inc. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Vestiage, Inc. is a developmental stage company, incorporated under the laws of the State of Florida on October 31, 2006. On December 29, 2022 Vestiage, Inc., a Florida corporation, executed a Share Exchange Agreement and with Fun Fitness Corporation (“FFC” the “Subsidiary”), a Wyoming corporation. On January 12, 2023 the acquisition closed and VEST acquired 100% of the issued stock, 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 500,000 shares of VEST restricted Common Stock. FFC’s website is www.xfit.fun.

FFC was incorporated on October 31, 2022, in the state of Wyoming, and had no operations prior to incorporation. Since incorporation, FFC sponsored its first competition November 2022 and another in December 2022. In January 2023, FFC traveled to Miami to network at a fitness competition in which we hope to rent a booth in 2024 to further our business. In February, FFC participated in planning and execution of a competition in which members from a local gym competed in a worldwide competition.

The financials for FFC have had no impact on historical financials for VEST as of this filing since the acquisition didn’t close until January 2023.

FFC is company in the fitness event planning industry. We specialize in the planning of events and competitions for fitness gyms within the functional fitness space. We sponsor competitions within local communities and organize events such as parties and educational seminars. Our services include competition planning, vendor organization, food services, securing competition equipment and volunteers to work the event. We also plan parties for local gyms such for holiday and new member celebrations.

The Company is moving in a new direction, statements made in regard to our business are forward looking statements and we have a limited history of performance. Management has limited experience in the fitness event planning business and is actively looking for a suitable person to incorporate into the management team.

If an opportunity presents itself, we will partner with investors in the purchase of a functional fitness gym to expand our revenue stream and further establish a brand in the fitness community.

Opportunities may come to the Company’s attention from various sources, including our management, our stockholders, professional advisors, securities broker dealers, venture capitalists and private equity funds, members of the financial community and others who may present unsolicited proposals. At this time, the Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if such arrangements are deemed to be in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company is in the fitness event planning business and may have opportunities to expand. Opportunities will be reviewed to align with the respective needs and desires of the Company. We will consider expanding our business model if it meets the legal structure and method deemed by management to be suitable. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. Implementing such structure may require the merger, consolidation, or reorganization of the Company with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, our present management and stockholders may not have control of a majority of the voting shares of the Company following reorganization or other financial transaction. As part of such a transaction, some or all of the Company’s existing directors may resign and new directors may be appointed. The Company’s operations following the consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The athletic event planning industry is a 5 billion dollar market.

This industry provides event management services for sporting events with facilities, such as globo and functional fitness gyms. The industry also services events without facilities, such as marathons and triathlons. Companies in this industry also offer logistical, operational and marketing services.

Industry Products and Services

•	Running events
•	Cycling events
•	Walking events
•	Multi-activity events
•	Other events

Industry Activities

•	Organizing athletic events
•	Organizing athletic events for charity
•	Organizing athletic events for business clients
•	Managing athletic events
•	Promoting athletic events

The labor market has tightened and put increased pressure on wages, individuals have had higher amounts of disposable income to allocate to leisure activities. These leisure activities include joining gyms creating more disposable income for gyms to plan events and competitions.

The Company is conducting business in the following areas of fitness event planning:

Events

•	In house and regional competitions
•	Holiday events
•	Conditioning seminars, and
•	Educational seminars

Logistics

•	Equipment rentals
•	Food catering
•	Athlete and volunteer registration, and
•	Secure sponsors and entertainment

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have entered into a definitive agreement with Fun Fitness Corporation. In our continued efforts to maximize our business plan, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology
•	Competitive position as compared to other businesses of similar size and experience within our contemplated segment as well as within the industry as a whole
•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance and other required items
•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources
•	The extent to which the business opportunity can be advanced in our marketplace; and
•	Other relevant factors

In applying the foregoing criteria, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Additionally, we will be competing against other entities that may have greater financial, technical, and managerial capabilities for identifying and expanding our business.

We anticipate that new business opportunities will be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

We expect that our due diligence will encompass, among other things, meetings with incumbent management of the target business and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to the Company. This due diligence review will be conducted either by our management or by third parties we may engage. We anticipate that we may rely on the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.

We may incur time and costs required to select and evaluate our business structure and expand our business, which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business that is not ultimately completed may result in a loss to the Company. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. We have no present arrangements for any of these types of fees.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected balance sheet data for our Company at March 31, 2023 (unaudited) and December 31, 2022:

	March 31,	December 31,
	2023	2022
Balance Sheet Data
Cash	$876	$754
Total Assets	–	–
Total Liabilities	$43,360	$9,520
Total Stockholders’ Deficit	$42,484	$8,766

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three Months Ended March 31, 2023 and 2022

Revenue

For the three months ended March 31, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31 2023 were $33,718 compared to $0 for the three months ended March 31, 2022.

Operating expenses increased in 2023 due to other professional fees and other general and administrative fees incurred for this period.

For the three months ended March 31, 2023, professional fees were $33,718 an increase of $33,718 as compared to $0 for the three months ended of March 31, 2022.

The increase is related to accounting and audit fees, transfer agent fees, and SEC filing fees between the two periods.

Other Income and Expenses

For the three months ended March 31, 2023 the Company had $33,718 in general and administrative expenses and no income, compared to $0 income or expenses for 2022.

Net Income (Loss)

For the three month ended March 31,2023, the Company had a net loss of $33,718 compared to the three month period ended March 31, 2022 of a net loss of $0.

The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of March 31, 2023, we had $876 in cash and a working capital deficit of $33,718.

Operating Activities

For three months ended March 31, 2023 net operating loss increased to $33,718 as compared to $0 for the three months ended March 31, 2022. Accounts payable and accrued expenses increased by $33,718 as compared to $0 for the three months ended March 31, 2022. The increase in accrued expenses is related to other professional fees and loans from related parties.

Investing Activities

No investing activities occurred during the three months ended March 31, 2023 and 2022.

Financing Activities

During the three months ended March 31, 2023, the Company received advances of $33,840 from a related party for working capital purposes. During the three months ended March 31, 2022 the Company issued $0 common stock for cash.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the SEC report filed. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control system was designed to provide reasonable assurance to management regarding the preparation and fair presentation of published financial statements.

Our management, consisting of our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Assessment Regarding Internal Control Over Financial Reporting

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

While the Company does adhere to internal controls and processes that were designed, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2022 Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company executed a Share Exchange Agreement between VEST and Fun Fitness Corporation. On January 12, 2023, VEST acquired 100% of the issued stock, 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 500,000 shares of VEST restricted Common Stock. There were no proceeds exchanged in this transaction.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2023, the Company executed a Share Exchange Agreement between VEST and Fun Fitness Corporation. On January 12, 2023, VEST acquired 100% of the issued stock, 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 500,000 shares of VEST restricted Common Stock.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023	VESTIAGE, INC.

	By:	/s/Rhonda Keaveney
	Name	Rhonda Keaveney
	Title	Chief Executive Officer

