Form 10-Q
period 2023-06-30
Vestiage, Inc.
filed 2023-08-04
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,176,129.

As of June 30, 2023, there were 58,578,236 shares outstanding of the registrant’s Common Stock.

As of June 30, 2023, there were 300,000 shares outstanding of the registrant’s Convertible Series D Preferred Stock.

VESTIAGE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VESTIAGE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:

Cash	$637	$754

Total Assets	$637	$754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Loan payable – related party	$45,595	$9,520
Total Liabilities	45,595	9,520

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized
Series D Preferred stock, $0.001 par value; 10,000,000 shares designated, 300,000 and no shares issued and outstanding, respectively	30	30
Common stock, $0.001 par value; 500,000,000 shares authorized, 58,078,236 and 57,578,236 shares issued and outstanding, respectively	58,078	57,578
Additional paid-in capital	10,333,982	10,334,482
Accumulated deficit	(10,437,048)	(10,400,856)
Total Stockholders’ Deficit	(44,958)	(8,766)

Total Liabilities and Stockholders' Equity	$637	$754

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VESTIAGE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Expenses:
General & administrative expenses	$2,474	$32,950	$36,192	$32,950
Total operating expenses	2,474	32,950	36,192	32,950

Loss from operations	(2,474)	(32,950)	(36,192)	(32,950)

Net Loss	$(2,474)	$(32,950)	$(36,192)	$(32,950)

Loss per share– basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares – basic and diluted	58,078,236	57,128,236	58,045,087	57,103,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VESTIAGE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	300,000	$30	57,578,236	$57,578	$10,334,482	$(10,400,856)	$(8,766)
Shares issued for share exchange	–	–	500,000	500	(500)	–	–
Net loss	–	–	–	–	–	(33,718)	(33,718)
Balance at March 31, 2023	300,000	30	58,078,236	58,078	10,333,982	(10,434,574)	(42,484)
Net loss	–	–	–	–	–	(2,474)	(2,474)
Balance at June 30, 2023	300,000	$30	58,078,236	$58,078	$10,333,982	$(10,437,048)	$(44,958)

	Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	–	$–	57,078,236	$57,078	$10,302,062	$(12,524,140)	$(2,165,000)
Net loss	–	–	–	–	–	–	–
Balance at March 31, 2022	–	–	57,578,236	57,078	10,302,062	(12,524,140)	(2,165,000)
Net loss	–	–	–	–	–	(32,950)	(32,950)
Balance at June 30, 2022	–	$–	57,578,236	$57,078	$10,302,062	$(12,557,090)	$(2,197,950)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VESTIAGE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:

Net loss	$(36,192)	$(32,950)
Adjustments to reconcile net income to net cash used in operating activities:
Shares issued – related party	–	32,950
Changes in assets and liabilities:	–	–

Net cash used in operating activities	(36,192)	–

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Loans payable – related party	36,075	–
Net cash provided by financing activities	36,075	–

Net change in cash	(117)	–

Cash, beginning of period	754	–

Cash, end of period	$637	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VESTIAGE, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

June 30, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2022. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2023, and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2023.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of June 30, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

During the year ended December 31, 2022, Ms. Keaveney and Small Cap Compliance, LLC, (Small Cap Compliance, LLC, is owned by Ms. Keaveney) advanced the Company $9,520 to pay for general operating expenses. During the six months ended June 30, 2023, Ms. Keaveney advanced an additional $36,075, for a total due at June 30, 2023, of $45,595. The advance is non-interest bearing and due on demand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Vestiage, Inc. for the six months ended June 30, 2023 and 2022, and the notes thereto.

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

he athletic event organizer industry is a 5 billion dollar market.

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

The following table provides selected balance sheet data for our Company at June 20, 2023 (unaudited) and December 31, 2022:

	June 30, 2023,	December 31,
	2023	2022
Balance Sheet Data
Cash	$637	$754
Total Assets	–	–
Total Liabilities	45,595	9,520
Total Stockholders’ Deficit	$44,958	$8,766

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Six Months Ended June 30, 2023 and 2022

Revenue

For the six months ended March 31, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were $36,192 compared to $32,950 for the six months ended June 30, 2022.

Operating expenses for the three months ended June 30, 2023 were $2,474 compared to $32,950 for the three months ended June 30, 2022.

Operating expenses increased in 2023 due to other professional fees and other general and administrative fees incurred for this period.

Other Income and Expenses

For the three months ended June 30, 2023 the Company had $2,474 in general and administrative expenses and no income, compared to $0 income and $32,950 in expenses for 2022.

For the six months ended June 30, 2023 the Company had $36,192 in general and administrative expenses and no income, compared to $0 income and $32,950 in expenses for 2022.

Net Income (Loss)

For the three months ended June 30,2023, the Company had a net loss of $2,474 compared to the three month period ended June 30, 2022 of a net loss of $32,950.

The net loss resulted from decrease of operating expenses,

Liquidity and Capital Resources

As of June 30, 2023, we had $637 in cash and a working capital deficit of $44,958.

Operating Activities

For six months ended June 30, 2023 net operating loss increased to $36,192 as compared to $32,950 for the six months ended June 30, 2022. Accounts payable and accrued expenses increased by $3,242 as compared to the six months ended June 30, 2022. The increase in accrued expenses is related to other professional fees and loans from related parties.

Investing Activities

No investing activities occurred during the six months ended June 30, 2023 and 2022.

Financing Activities

During the six months ended June 30, 2023, the Company received advances of $36,075 from a related party for working capital purposes. During the six months ended June 30, 2023 the Company issued $0 common stock for cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2023	VESTIAGE, INC.

	By:	/s/Rhonda Keaveney
	Name	Rhonda Keaveney
	Title	Chief Executive Officer

