Form 10-Q
period 2023-09-30
Vestiage, Inc.
filed 2023-11-21
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of September 30, 2023, there were 58,578,236 shares outstanding of the registrant’s Common Stock.

As of September 30, 2023, there were 300,000 shares outstanding of the registrant’s Convertible Series D Preferred Stock.

VESTIAGE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VESTIAGE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:

Cash	$637	$754

Total Assets	$637	$754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Loan payable – related party	$55,727	$9,520
Total Liabilities	55,727	9,520

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized
Series D Preferred stock, $0.001 par value; 10,000,000 shares designated, 300,000 and no shares issued and outstanding, respectively	30	30
Common stock, $0.001 par value; 500,000,000 shares authorized, 58,078,236 and 57,578,236 shares issued and outstanding, respectively	58,078	57,578
Additional paid-in capital	10,333,982	10,334,482
Accumulated deficit	(10,447,180)	(10,400,856)
Total Stockholders’ Deficit	(55,090)	(8,766)

Total Liabilities and Stockholders' Equity	$637	$754

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VESTIAGE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Expenses:
General & administrative expenses	$10,132	$6,620	$46,323	$39,570
Total operating expenses	10,132	6,620	46,323	39,570

Loss from operations	(10,132)	(6,620)	(46,323)	(39,570)

Net Loss	$(10,132)	$(6,620)	$(46,323)	$(39,570)

Loss per share– basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares – basic and diluted	58,078,236	57,128,236	58,045,087	57,103,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VESTIAGE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	300,000	$30	57,578,236	$57,578	$10,334,482	$(10,400,856)	(8,766)
Shares issued for share exchange	–	–	500,000	500	(500)	–	–
Net loss	–	–	–	–	–	(33,718)	(33,718)
Balance at March 31, 2023	300,000	30	58,078,236	58,078	10,333,982	(10,434,574)	(42,484)
Net loss	–	–	–	–	–	(2,474)	(2,474)
Balance at June 30, 2023	300,000	$30	58,078,236	$58,078	$10,333,982	$(10,437,048)	(44,958)
Net loss	–	–	–	–	–	(10,132)	(10,132)
Balance at September 30, 2023	300,000	$30	58,078,236	$58,078	$10,334,482	$(10,477,180)	(55,090)

	Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	–	$–	57,078,236	$57,078	$10,302,062	$(12,524,140)	$(2,165,000)
Net loss	–	–	–	–	–	–	–
Balance at March 31, 2022	–	–	57,578,236	57,078	10,302,062	(12,524,140)	(2,165,000)
Shares issued for compensation	300,000	30	500,000	500	32,420	–	32,950
Net loss	–	–	–	–	–	(32,950)	(32,950)
Balance at June 30, 2022	300,000	$30	57,578,236	$57,578	$10,334,482	$(12,557,090)	$(2,197,950)
Net loss	–	–	–	–	–	(6,620)	(6,620)
Balance at September 30, 2022	300,000	$30	57,578,236	$57,578	$10,334,482	$(12,563,710)	$(2,171,620)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VESTIAGE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:

Net loss	$(46,323)	$(39,570)
Adjustments to reconcile net income to net cash used in operating activities:
Shares issued – related party	–	32,950
Changes in assets and liabilities:	–	–

Net cash used in operating activities	(46,323)	(6,620)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Loans payable – related party	46,206	6,620
Net cash provided by financing activities	46,206	6,620

Net change in cash	(117)	–

Cash, beginning of period	754	–

Cash, end of period	$637	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VESTIAGE, INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

September 30, 2023

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

On August 25, 2023, a change in control of the Company occurred by virtue of the Company's largest shareholder, Small Cap Compliance, LLC, selling 300,000 shares of the Convertible Series D Preferred Stock and the Company issuing 305,000,000 shares of Restricted Common Stock to Well Profit Holdings Limited. Such shares represent 100% of the Company's total issued and outstanding shares of Convertible Series D Preferred Stock and 84.5% of the Company’s total issued and outstanding shares of Common Stock. As part of the sale of the shares, Ms. Keaveney, owner of Small Cap Compliance, LLC, arranged with Raymond Fu, control person for Well Profit Holdings Limited, prior to resigning as the sole Officer and member of the Company's Board of Directors and to appoint new officers and directors of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2022. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2023, and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2023.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of September 30, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – EQUITY

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

On June 6, 2022, Ms. Keaveney was compensated for her role as custodian with 300,000 shares of Convertible Preferred D Series Stock.

Common Stock

The Company is authorized to issued 500,000,000 shares of common stock.

On June 6, 2022, Ms. Keaveney was compensated for her role as custodian with 500,000 shares of common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 6, 2022, Ms. Keaveney was compensated for her role as custodian with 300,000 shares of Convertible Preferred D Series Stock and 500,000 shares of common stock for total amount of $32,950. The shares were issued in the name of Small Cap Compliance, LLC.

During the year ended December 31, 2022, Ms. Keaveney and Small Cap Compliance, LLC, (Small Cap Compliance, LLC, is owned by Ms. Keaveney) advanced the Company $9,520 to pay for general operating expenses. During the nine months ended September 30, 2023, Ms. Keaveney advanced an additional $46,207, for a total due at September 30, 2023, of $55,727. The advance is non-interest bearing and due on demand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Vestiage, Inc. for the nine months ended September 30, 2023 and 2022, and the notes thereto.

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

The athletic event organizer industry is a 5-billion-dollar market.

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

On August 25, 2023, a change in control of the Company occurred by virtue of the Company's largest shareholder, Small Cap Compliance, LLC, selling 300,000 shares of the Convertible Series D Preferred Stock and the Company issuing 305,000,000 shares of Restricted Common Stock to Well Profit Holdings Limited. Such shares represent 100% of the Company's total issued and outstanding shares of Convertible Series D Preferred Stock and 84.5% of the Company’s total issued and outstanding shares of Common Stock. As part of the sale of the shares, Ms. Keaveney, owner of Small Cap Compliance, LLC, arranged with Raymond Fu, control person for Well Profit Holdings Limited, prior to resigning as the sole Officer and member of the Company's Board of Directors and to appoint new officers and directors of the Company.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected balance sheet data for our Company at September 20, 2023 (unaudited) and December 31, 2022:

	September 30, 2023	December 31, 2022
Balance Sheet Data
Cash	$637	$754
Total Assets	–	–
Total Liabilities	55,727	9,520
Total Stockholders’ Deficit	$55,090	$8,766

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three and Nine Months Ended September 30, 2023 and 2022

Revenue

For the three or nine months ended September 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 were $10,132 compared to $6,620 for the three months ended September 30, 2022

Operating expenses for the nine months ended September 30, 2023 were $46,323 compared to $39,570 for the nine months ended September 30, 2022.

Operating expenses increased in 2023 due to other professional fees and other general and administrative fees incurred for this period.

Other Income and Expenses

For the three months ended September 30, 2023 and 2022, the Company had $nil in other income and expenses.

For the nine months ended September 30, 2023 and 2022, the Company had $nil in other income and expenses.

Net Income (Loss)

For the three months ended September 30,2023, the Company had a net loss of $10,132 compared to the three-month period ended September 30, 2022 of a net loss of $6,620.

For the nine months ended September 30,2023, the Company had a net loss of $46,323 compared to the nine-month period ended September 30, 2022 of a net loss of $39,570.

The net loss resulted from increase of operating expenses being a reporting company.

Liquidity and Capital Resources

As of September 30, 2023, we had $637 in cash and a working capital deficit of $55,090.

Operating Activities

For nine months ended September 30, 2023 net operating loss increased to $46,323 as compared to $39,570 for the nine months ended September 30, 2022. The Company issued shares to custodian as compensation in the amount of $32,570 for the nine months ended September 30, 2022. The increase in net losses is related to other professional fees.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2023 and 2022.

Financing Activities

During the nine months ended September 30, 2023 and 2022, the Company received advances of $46,207 and $6,620, respectively, from a related party for working capital purposes. During the nine months ended September 30, 2023 the Company issued $0 common stock for cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 29, 2022, the Company executed a Share Exchange Agreement between VEST and Fun Fitness Corporation. On January 12, 2023, VEST acquired 100% of the issued stock, 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 500,000 shares of VEST restricted Common Stock. There were no proceeds exchanged in this transaction.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 29, 2022, the Company executed a Share Exchange Agreement between VEST and Fun Fitness Corporation. On January 12, 2023, VEST acquired 100% of the issued stock, 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 500,000 shares of VEST restricted Common Stock.

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

Date: November 20, 2023	VESTIAGE, INC.

	By:	/s/Raymond Fu
	Name	Raymond Fu
	Title	Chief Executive Officer and Chief Financial Officer

