Form 10-K
period 2023-12-31
Vestiage, Inc.
filed 2024-04-16
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-56529

VESTIAGE, INC.

(Exact name of registrant as specified in its charter)

Florida	43-4895104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1113, Lippo Centre Tower 2, 89 Queensway, Admiralty, Hong Kong
(Address of principal executive offices)	(Zip Code)

+852 3703 6155

(Registrant’s telephone number, including area code)

_________________________________________

(Former name, former address and former fiscal year, if changed since last report)

 _________________________________________________

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	VEST	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $nil.

The number of shares of the registrant's common stock outstanding on December 31, 2023 was 58,078,236.

i

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Vestiage, Inc.”, “we,” “us,” “our,” “our Company”.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

Item 1.	Business

(a) Business Development

Vestiage, Inc. (OTC “VEST”) was incorporated under the laws of the State of Florida on October 31, 2006, as The Harvard Learning Centers, Inc. This was the result of a merger with American Way Business Development Corporation, a Delaware corporation. The Harvard Learning Centers, Inc. was the surviving entity.

The Company was a full line department store, specializing in premium name brand merchandise and full-service hardware. On September 18, 2007, the Company filed an amendment to its Articles of Incorporation and changed its name to The Americas Learning Centers, Inc.

On July 16, 2009, the Company further changed its name to Harbor Brewing Company, Inc. and then to Hackett’s Store, Inc. on August 5, 2009, WiseBuys, Inc. on May 21, 2010, and eventually to Empire Pizza Holdings, Inc. on January 4, 2011.

On January 21, 2013, the Issuer acquired Vestiage, Inc., a Delaware Corporation, as its operating business by way of a stock for stock exchange with what was then Empire Pizza Holdings, Inc. Pursuant to the agreement, the Issuer acquired securities of Vestiage-Delaware from the shareholders of Vestiage-Delaware, in consideration for shares of the Issuer. Simultaneous with the stock exchange, Empire Pizza Holdings, Inc. spun out its wholly owned operating subsidiary, Sackets Harbor Anchor, Inc. Upon completion of the transaction, the name of the Company was finally changed to Vestiage, Inc. on February 18, 2013,

Vestiage, Inc. was in the nutraceuticals business, marketing three products focused on healthy living and addressed several of the higher demand conditions desired by the Company's target customer.

Business operations for Vestiage, Inc. were abandoned by former management when they resigned on September 9, 2015, and a custodianship action was commenced in 2021.

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

The Court awarded custodianship to the Custodian based on the absence of a functioning board of directors, revocation of the Company’s charter, and abandonment of the business. At this time, the Custodian appointed Rhonda Keaveney, as sole officer and Director.

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

The Custodian performed the following actions in its capacity as custodian:

•	Funded all expenses of the Company, including paying off outstanding liabilities
•	Brought the Company back into compliance with the Florida Secretary of State, the Resident Agent, and the Transfer Agent
•	Appointed officers and directors and held a shareholders meeting

The Custodian paid the following expenses on behalf of the company:

•	Florida Secretary of State for reinstatement of the Company, $1,950
•	Transfer agent, Issuer Direct, $16,710
•	Audit expenses, approximately $20,000
•	OTC Markets, $3,500

Upon appointment as the Custodian of VEST and under its duties stipulated by the Florida court, the Custodian took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Florida Secretary of State. The Custodian also had authority to enter into contracts and find a suitable merger candidate. SCC was compensated for its role as custodian in the amount of 500,000 shares of Restricted Common Stock and 300,000 shares of Convertible Preferred D Series Stock. The Custodian did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was terminated on July 29, 2022, See Exhibit 10.1 for appointment and termination of custodianship.

Small Cap Compliance, LLC is controlled by Rhonda Keaveney, its sole member.

The Company filed a Form D under Rule 504 (b)(1)(iii) in 2013 and filed subsequent financials under Alternative Reporting Standards with OTC Markets. The Company has obtained a 2 debt write off legal opinions.

(b) Business of Issuer

Vestiage, Inc. is a developmental stage company, incorporated under the laws of the State of Florida on October 31, 2006. On December 29, 2022 Vestiage, Inc., a Florida corporation, executed a Share Exchange Agreement and with Fun Fitness Corporation (“FFC” the “Subsidiary”), a Wyoming corporation. On January 12, 2023 the acquisition closed and VEST acquired 100% of the issued stock and 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 500,000 shares of VEST restricted Common Stock.

The Company is in the fitness event planning industry. We specialize in the planning of events and competitions for fitness gyms within the functional fitness space. We sponsor competitions within local communities and organize events such as parties and educational seminars. Our services include competition planning, vendor organization, food services, securing competition equipment and volunteers to work the event. We also plan parties for local gyms such for holiday and new member celebrations.

FFC was incorporated on October 31, 2022, in the state of Wyoming, and had no operations prior to incorporation. Since incorporation, FFC sponsored its first competition November 2022 and another in December 2022. In January 2023, FFC traveled to Miami to network at a fitness competition with the intention of renting a booth in 2024 to promote our business. In February, FFC participated in the planning and execution of a worldwide competition in which members from a local gym competed. FFC’s website is https://www.xfit.fun

The financials for FFC have had no impact on historical financials for VEST as of this filing since the acquisition didn’t close until January 2023.

The Company is moving in a new direction, statements made in regard to our business are forward looking statements and we have a limited history of performance. Management has limited experience in the fitness event planning business and is actively looking for a suitable person to incorporate into the management team.

Currently, the Company plans to focus on the event planning industry. We will continue to market our brand by attending fitness events, pursuing meetings with gym owners, and organizing events at local gyms.

If an opportunity presents itself, we will partner with investors in the purchase of a functional fitness gym to expand our revenue stream and further establish a brand in the fitness community.

Opportunities may come to the Company’s attention from various sources, including our management, our stockholders, professional advisors, securities broker dealers, venture capitalists and private equity funds, members of the financial community and others who may present unsolicited proposals. At this time, the Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a scout for any business opportunities. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if such arrangements are deemed to be in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company may have opportunities to expand. Opportunities will be reviewed to align with the respective needs and desires of the Company and we will consider expanding our business model if it meets the legal structure and method deemed suitable by management. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. Implementing such structure may require the merger, consolidation, or reorganization of the Company with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, our present management and stockholders may not have control of a majority of the voting shares of the Company following reorganization or other financial transaction. As part of such a transaction, some or all of the Company’s existing Directors may resign and new Directors may be appointed. The Company’s operations following the consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company expects to continue to incur moderate losses each quarter until a transaction considered appropriate by Management is effectuate.

The athletic event organizer industry is a $5-billion-dollar market.

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

The labor market has tightened and put increased pressure on wages, individuals have had higher amounts of disposable income to allocate to leisure activities. These leisure activities include joining gyms, thereby creating more disposable income for gyms to plan events and competitions.

The Company is conducting business in the following areas of fitness event planning:

Events

•	In house and regional competitions
•	Holiday events
•	Conditioning seminars
•	Educational seminars

Logistics

•	Equipment rentals
•	Food catering
•	Athlete and volunteer registration
•	Secure sponsors and entertainment

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have entered into a definitive agreement with Fun Fitness Corporation. In our continued efforts to maximize our business plan, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology
•	Competitive position as compared to other businesses of similar size and experience within our contemplated segment as well as within the industry as a whole
•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance and other required items
•	Capital requirements and anticipated availability of required funds, provided by the Company or obtained from, the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources
•	The extent to which the business opportunity can be advanced in our marketplace
•	Other relevant factors

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

We expect that our due diligence will encompass, among other things, meetings with incumbent management of the target business and inspection of its facilities, as necessary, as well as a review of financial and any other information, which is made available to the Company. This in-depth review will either be conducted by our management or by a third party. We expect to rely on the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.

We may incur time and costs required to select and evaluate our business structure and expand our business, which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business that is not ultimately completed, may result in a loss to the Company. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. Presently, we have no arrangements for any of these types of fees.

We anticipate that the investigation of specific business opportunities, culminating in the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, as well as considerable cost for accountants, attorneys, consultants, and others. Irrecoverable costs may be incurred in the investigation process, and furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a financial loss to the Company.

Competition

Our company is competing in the fitness event planning industry. Our competition includes larger general event planning and event planning companies that specialize in the fitness industry. In addition, it will be difficult to get into the larger gyms due to their in-house planning committees. We will compete in markets where more established companies, with larger budgets and more staff, can offer more services. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new companies will enter the marketplace as a result of continued expansion into new geographies. We believe that diligently establishing and expanding our business on new platforms such as Instagram and Facebook will establish us in this industry. Additionally, we expect that establishing our service offerings on new platforms are factors that mitigate the risk associated with operating in a developing competitive environment. The contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our future operations and results.

By competing in the fitness event planning industry; growth will be accomplished through advertising, having a presence at functional fitness competitions through sponsorship, booth rentals, and social media. Alternatively, this growth will increase development costs and the cost of services in the fitness industry, which may not allow us to meet the competitive price point dictated by the market and our competitors

Again, these are forward looking statements and not an indication of past performance. There is no guarantee that we will profit from our current business model and have no merger candidates as of the time of this filing.

Employees

The Company and its subsidiary currently have two executive officers.

Mr. Raymond Fu serves as Chief Executive Officer and Chief Financial Officer of the Company.

Mr. Timothy Lam serves as Secretary of the Company.

Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that Vestiage, Inc. will have any full-time or other employees, except as may be the result of completing a transaction that would expand the Company.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B.	Unresolved Staff Comments

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 1C.	Cybersecurity

None.

Item 2.	Properties

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers, or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a) Market information.

Our common stock is currently quoted on the OTC market "Pink Sheets" under the symbol VEST and there is limited liquidity in the public trading market for the class of common equity. Although our stock is quoted on OTC markets, the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market. There is no established public trading market for our shares. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High ($)	Low ($)
Year ended December 31, 2023
First Quarter	0.008	0.013
Second Quarter	0.079	0.015
Third Quarter	0.079	0.021
Fourth Quarter	0.030	0.02
Year Ended December 31, 2022:
First Quarter	0.005	0.005
Second Quarter	0.005	0.005
Third Quarter	0.005	0.001
Fourth Quarter	0.075	0.001

(b) Holders.

As of April 15, 2024, there are approximately 856 holders of an aggregate of 58,078,236 shares of our Common Stock issued and outstanding.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

(d) Securities authorized for issuance under equity compensation plans.

None.

Item 6.	Selected Financial Data.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

Vestiage, Inc. is a developmental stage company, incorporated under the laws of the State of Florida on October 31, 2006. On December 29, 2022 Vestiage, Inc., a Florida corporation, executed a Share Exchange Agreement with Fun Fitness Corporation (“FFC” the “Subsidiary”), a Wyoming corporation. On January 12, 2023 the acquisition closed and VEST acquired 100% of the issued stock and 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 500,000 shares of VEST restricted Common Stock. FFC’s website is https://www.xfit.fun.

FFC was incorporated on October 31, 2022, in the state of Wyoming, and had no operations prior to incorporation. Since incorporation, FFC sponsored its first competition in November 2022 and another in December 2022. In January 2023, FFC traveled to Miami to network at a fitness competition with the intention of renting a booth in 2024 to promote our business. In February, FFC participated in the planning and execution of a worldwide competition in which members from a local gym competed.

.

FFC was incorporated on October 31, 2022, in the state of Wyoming, and had no operations prior to incorporation. Since incorporation, FFC sponsored its first competition November 2022 and another in December 2022. . In January 2023, FFC traveled to Miami to network at a fitness competition with the intention of renting a booth in 2024 to promote our business. In February, FFC participated in the planning and execution of a worldwide competition in which members from a local gym competed..

The financials for FFC have had no impact on historical financials for VEST as of this filing since the acquisition didn’t close until January 2023.

On December 31, 2023, the Company disposed of its subsidiary, Fun Fitness Corporation ("FFC"). The disposal of FFC was completed by returning the 1,000,000 shares of Convertible Series A Preferred Stock of FFC that were acquired at the time of the merger. Following the disposal of FFC, there were no remaining interests held by the Company in the disposed entity.

The Company is in the fitness event planning industry. We specialize in the planning of events and competitions for fitness gyms within the functional fitness space. We sponsor competitions within local communities and organize events such as parties and educational seminars. Our services include competition planning, vendor organization, food services, securing competition equipment and volunteers to work the event. We also plan parties for local gyms such for holiday and new member celebrations.

The Company is moving in a new direction. Statements made in regard to our business are forward-looking statements and we have a limited history of performance. Management has limited experience in the fitness event planning business and is actively looking for a suitable person to incorporate into the management team.

If an opportunity presents itself, we will partner with investors in the purchase of a functional fitness gym to expand our revenue stream and further establish a brand in the fitness community.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2023, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Recent Developments

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

Results of Operations Comparison of the Years Ended December 31, 2023 and 2022

Revenue

For the years ended December 31, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the year ended December 31, 2023 were $56,677 compared to $41,716 for the year ended December 31, 2022.

Operating expenses increased for the years ended December 31, 2023 due to other professional fees and other general and administrative fees incurred for this period.

Other Income and Expenses

The Company had $7,748 as gain on disposal of subsidiary and $2,65,000 as gain on extinguishment of debt in other income and expenses for the years ended December 31, 2023 and 2022.

Net Income (Loss)

For the years ended December 31, 2023, the Company had a net loss of $48,929 compared to the years ended December 31, 2022 of a net income of $2,123,284.

The net loss resulted from increase in operating expenses being a reporting company.

Liquidity and Capital Resources

The following table provides selected balance sheet data for our Company at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Balance Sheet Data
Cash	$–	$754
Total Assets	–	–
Total Liabilities	57,695	9,520
Total Stockholders’ Deficit	$(57,695)	$8,766

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

As of December 31, 2023, we had $nil in cash and a working capital deficit of $57,695.

Operating Activities

For year ended December 31, 2023 net loss was $48,929 as compared to net income of$2,123,284 for the years ended December 31, 2022. The Company recognized a gain on disposal of subsidiary of $7,748 offset by an increase in accounts payable of $853 for the years ended December 31, 2023. The Company issued shares to the Custodian as compensation in the amount of $32,950 and recognized gain on extinguishment of debt of 2,165,000 for the years ended December 31, 2022. The increase in net losses is related to other professional fees.

Investing Activities

The Company disposed its subsidiary for $7,748 during the year ended December 31, 2023; no investing activities occurred during the years ended December 31, 2022.

Financing Activities

During the years ended December 31, 2023 and 2022, the Company received advances from a related party in the amount of $47,322 and $9,520, respectively, for working capital purposes.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net loss of $48,929 and have an accumulated loss of $10,449,785 as of December 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 8.	Financial Statements and Supplementary Data.

The full text of the Company’s financial statements for the years ended December 31, 2023 and 2022, begins on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting was not effective as of December 31, 2023.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2023 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2023.

Item 9B.	Other Information.

During the year ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Raymond Fu	56	Chairman and Director, CEO and CFO
Timothy Lam Chee Yau	40	Secretary

Raymond Fu, Chief Executive Officer, Chief Financial Officer, President, Director

Mr. Raymond Fu has more than 20 years of professional experience in operations, management and M&A in the finance industry. From 1993 until 2005, Mr Fu worked various roles at Triplenic Holdings Limited (now known as Fujian Group Limited (HKEX:181)), including as an Executive Director where he helped the group grow from a market value of $1 billion HKD to $300 billion HKD. From 2005 to present, Mr Fu has held his role as an Executive Director of Asia Image Investment Limited.

Mr Fu is also currently serving as the sole director and controlling shareholder of Uonlive (Hong Kong) Limited, a Hong Kong company since 22 May 2020. He is also the sole Director and a shareholder of Chuang Fu Capital Equity CCI Capital Limited, a Hong Kong company, since 4 December 2018. Chuang Fu Capital Equity CCI Capital Limited is the sole shareholder of Chuang Fu Qu Kuai Technology (Shenzhen) Limited, a company incorporated in Shenzhen, China.

Mr. Fu has served in various public positions including President of the Lions Club and Honorary President of the New Territories Manufacturer's Association.

Lam, Chee Yau Timothy, Secretary

Timothy was admitted as a lawyer in New South Wales, Australia in 2007. He was also admitted as a qualified lawyer in New Zealand and Hong Kong. Since 2019, he has been a Partner in a Hong Kong law firm and has experience across multiple jurisdictions including the USA, Hong Kong, Australia, and China.

Timothy has a Bachelors in Arts (Philosophy), Bachelors in Law, Masters in Law (Corporate and Finance), Masters in Industrial Property, Masters in Applied Law (Commercial Litigation), Masters in Strategic Public Relations, Masters in Buddhist Studies and a Masters in Buddhist Counselling.

Timothy has advised and acted for multiple listed companies in Hong Kong and Australia. He has also advised listed company board members on their obligations and high level corporate and governmental employees as to their duties in their roles.

He is a Member of the Hong Kong Law Society, a Member of the NSW Law Society, a Governor to the Board of the Children’s Cancer Foundation and a Fellow of the Hong Kong Institute of Directors.

Director Independence

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such that the director is not, and has not been, for at least three years, one of our employees, and neither the director, nor any of his family members has engaged in any type of business dealings with us. In addition, our board of directors has not made a subjective determination whether no relationships exist, as it relates to each director, which, in the opinion of our board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, they would have reviewed and discussed with us, the information provided by the directors with a view to determine each director’s business relationships and personal activities as it relates to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws, material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest that exist among with our directors or executive officers, other business interests and their involvement with the Company.

Item 11.	Executive Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings
Raymond Fu, Chairman and Director,	2022	–	–	–	–	–	–
CEO, CFO and Secretary	2023	–	–	–	–	–	–

Timothy Lam Chee Yau,	2022	–	–	–	–	–	–
Secretary	2023	–	–	–	–	–	–

Rhonda Keaveney, Former Officer and Director	2022	–	–	300,000 Preferred D Shares 500,000 Restricted Common Shares	–	–	–
Small Cap Compliance, LLC	2023	–	–	–	–	–	–

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Company’s Board of Directors has not adopted a stock option plan, and has no plans to adopt one, but may choose to do so in the future. If such a plan is adopted, this may be administered by the Board or a committee appointed by the Board (the “Committee”). The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution, provided that any such action may not impair any rights under any option previously granted.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an Audit Committee Financial Expert on our Board of Directors. We believe that an Audit Committee Financial Expert is not required because the cost of hiring an Audit Committee Financial Expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an Audit Committee Financial Expert at this time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2023 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Wells Profit Holdings Limited	1,520,000	23.41%

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o Vestiage, Inc., 1113, Lippo Centre Tower 2, 89 Queensway, Admiralty, Hong Kong
(2)	Based on 6,493,346 shares of common stock issued and outstanding as of December 31, 2023, together with securities exercisable or convertible into shares of common stock with respect to such securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(a)	Under Regulation S-K, Item 4, Section C require disclosure of promoters and certain control persons for registrants that are filing a registration statement on Form 10 under the Exchange Act and that had a promoter at any time during the past five fiscal years shall:

(i)	State the names of the promoter(s), the nature and amount of anything of value (including money, property, contracts, options or rights of any kind) received or to be received by each promoter, directly or indirectly, from the registrant and the nature and amount of any assets, services or other consideration therefore received or to be received by the registrant; and
(ii)	As to any assets acquired or to be acquired by the registrant from a promoter, state the amount at which the assets were acquired or are to be acquired and the principle followed or to be followed in determining such amount, and identify the persons making the determination and their relationship, if any, with the registrant or any promoter. If the assets were acquired by the promoter within two years prior to their transfer to the registrant, also state the cost thereof to the promoter.

Small Cap Compliance, LLC is considered a promoter under the meaning of Securities Act Rule 405. Small Cap Compliance, LLC was appointed custodian of the Company and its duties stipulated by the Florida Court. The Custodian took initiative to organize the business of the issuer. As Custodian, their duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, and reinstate the Company with the Florida Secretary of State. The Custodian also had authority to enter into contracts and find a suitable merger candidate. In addition, Small Cap Compliance, LLC, controlled by Ms. Keaveney, was compensated for its role as custodian and paid outstanding bills to creditors on behalf of the Company. The Custodian has not, and will not, receive any additional compensation, in the form of cash or stock, for custodian services.

(b)	Under Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

At the time SCC was appointed custodian, VEST was a shell company. In accordance with S-K 404(c)(2) paragraphs (c)(1)(i) and (c)(1)(ii), the following information is being disclosed, however, as discussed below, VEST is no longer considered a shell company.

The Custodian paid the following expenses on behalf of the company:

•	Florida Secretary of State for reinstatement of the Company, $1,950
•	Transfer agent, Issuer Direct - $16,710
•	Audit expenses, approximately $20,000
•	OTC Markets - $3,500

Rhonda Keaveney has been appointed as Custodian to many companies in the states of Nevada, Wyoming, Colorado and Florida. As Custodian, Ms. Keaveney, through her company, Small Cap Compliance, LLC has rehabilitated many companies, including VEST. The only potential conflict in working with, and acting as Officer and Director, of multiple companies is the amount of time Ms. Keaveney has to spend on the daily operations of each company. The custodian companies have no operations. Ms. Keaveney reinstates each company with its state of domicile, files Form 10s or OTC Markets financial statements, pays certain outstanding company bills and searches for a suitable merger candidate or business combination for each company.

The potential for conflict is low but not zero. Ms. Keaveney acts as custodian with certain duties that must be fulfilled as stipulated in the court order. Ms. Keaveney does not employ any investor relations firms to promote any of her Custodian companies and focuses on making each company compliant with relevant regulatory agencies. The investors should be aware that Small Cap Compliance, LLC is the majority shareholder for each custodian company and Ms. Keaveney is the only Officer, Director and Executive Director for VEST. These custodian companies have been abandoned and the stock is illiquid. The investors could lose some or all of their investment due to these factors.

VEST is no longer a shell company as discussed in detail in Item 1A. Risk Factors. We are incurring material operating expenses and development expenses relating to sponsored gym events and marketing our services at these events. In addition, we have incurred material expenses in the operation of our business, such as travel costs, audit expenses, and so forth. These, and other elements of our operating status show that we indeed are and have “engaged in activities that are, at a minimum, sufficient to manifest a strong commitment to developing a legitimate business.” It is our assertion that since December 29, 2022 Vestiage, Inc. has not been a shell company.

On January 12, 2023 VEST acquired 100% of the issued stock and, 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 500,000 shares of VEST Restricted Common Stock.

Ms. Keaveney was sole shareholder and sole Officer and Director of Fun Fitness Corporation (“FFC”) until VEST acquired 100% of the outstanding shares of FFC. Ms. Keaveney remains the sole Officer and Director of FFC.

Mr. Raymond Fu, beneficial owner of Wells Profit Holdings Limited (“Wells Profit”) is considered the control persons and acquired control of the Company. Wells Profit purchased 300,000 shares of the Company’s Convertible Series D Preferred Stock and 305,000,000 shares of the Company’s Restricted Common Stock. These shares represent the controlling block of stock and were purchased from Small Cap Compliance, LLC for $335,000.

Transactions with Related Persons

Mr. Raymond Fu, Officer and Director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing without maturity date.

Small Cap Compliance, LLC (“SCC”) former controlling shareholder of Vestiage, Inc., and Rhonda Keaveney, former sole Officer and Director of the Company, is also the owner of SCC and fonder of Fun Fitness Corporation (“FFC”), the Company’s subsidiary. She is also the sole Officer and Director of FFC and former owner of FCC’s outstanding Preferred A shares. SCC have advanced working capital to pay the Company’s expenses, which includes transfer agent fees and accounting fees. The outstanding amounts were transferred to Mr. Raymond Fu upon change of control of the Company on August 25, 2023.

The outstanding amount due to related parties was $56,842 and $9,520 as of December 31, 2023 and 2022, respectively.

Item 14.	Principal Accounting Fees and Services

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2023	December 31, 2022

Audit fees (1)	$22,500	$20,000
Audit-related fees (2)	–	–
Tax fees (3)	–	–
All other fees (4)	–	–
Total	$22,500	$20,000

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

Pre-Approval Policies and Procedures

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

Item 16.	10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTIAGE, INC.

By:	/s/ Raymond Fu
Raymond Fu, Chief Executive Officer Chief Financial Officer

Date:  April 16, 2024

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Vestiage Corporation.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vestiage Corporation. as of December 31, 2023, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company's auditor since 2024

West Palm Beach, FL

April 16, 2024

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Vestiage Corporation.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vestiage Corporation. as of December 31, 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 21, 2023

Vestiage, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS

Current Assets
Cash	$–	$754
Total Current Assets	–	754
Total Assets	$–	$754

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$853	$–
Due to related parties	56,842	9,520
Total Current Liabilities	57,695	9,520
Total Liabilities	57,695	9,520

Commitment & Contingencies	–	–

Stockholders’ Deficit
Series D Preferred stock, $0.001 par value; 20,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	30	30
Common Stock, $0.001 par value; 500,000,000 shares authorized, 58,078,236 and 57,578,236 shares issued and outstanding, respectively	58,078	57,578
Additional paid-in capital	10,333,982	10,334,482
Accumulated loss	(10,449,785)	(10,400,856)
Total Stockholders’ Deficit	(57,695)	(8,766)
Total Liabilities and Stockholders’ Deficit	$–	$754

See accompanying notes to financial statements

Vestiage, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31,	December 31,
	2023	2022
Revenues	$–	$–

Operating expenses
Other general & administrative expense	56,677	41,716
Total operating expenses	56,677	41,716
Loss from operations	(56,677)	(41,716)

Other Income (Expenses)
Gain on extinguishment of debt	–	2,165,000
Gain on disposal of subsidiary	7,748	–
Total other income (expenses)	7,748	2,165,000

Net loss before income tax	(48,929)	2,123,284
Income tax expense	–	–
Net loss	$(48,929)	$2,123,284

Earnings (Loss) per Share - Basic	$(0.001)	$(0.037)
Earnings (Loss) per Share - Diluted	$(0.001)	$0.006
Weighted Average Shares Outstanding - Basic	58,063,168	57,078,236
Weighted Average Shares Outstanding - Diluted	58,063,168	57,078,236

See accompanying notes to financial statements

Vestiage, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

For the Year Ended December 31, 2023 and 2022

	Series D Preferred stock		Common Stock		Additional		Total
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Paid-in capital	Accumulated loss	Stockholders’ Deficit
Balance, December 31, 2021	–	$–	57,078,236	$57,078	$10,302,062	$(12,524,140)	$(2,165,000)
Shares issued for services or compensation	300,000	30	500,000	500	32,420	–	32,950
Net loss	–	–	–	–	–	2,123,284	2,123,284
Balance, December 31, 2022	300,000	$30	57,578,236	$57,578	$10,334,482	$(10,400,856)	$(8,766)

Balance, December 31, 2022	300,000	$30	57,578,236	$57,578	$10,334,482	$(10,400,856)	$(8,766)
Shares issued for share exchange	–	–	500,000	500	(500)	–	–
Net loss	–	–	–	–	–	(48,929)	(48,929)
Balance, December 31, 2023	300,000	$30	58,078,236	$58,078	$10,333,982	$(10,449,785)	$(57,695)

See accompanying notes to financial statements

Vestiage, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(48,929)	$2,123,284
Adjustment to reconcile Net income (loss) from operations:
Shares issued for services or compensation	–	32,950
Gain on disposal of subsidiary	(7,748)	–
Gain on extinguishment of debt	–	(2,165,000)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	853	–
Net Cash Used in Operating Activities	(55,824)	(8,766)

Cash Flows from Investing Activities
Disposal of subsidiary	7,748	–
Net Cash (Used in) Provided by Investing Activities	7,748	–

Cash Flows from Financing Activities
Proceeds from related party payables	47,322	9,520
Net Cash Provided by Financing Activities	47,322	9,520

Net Increase (Decrease) in Cash	(754)	754
Cash at Beginning of Period	754	–
Cash at End of Period	$–	$754

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

VESTIAGE, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

As of and for the years ended December 31, 2023 and 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Income Taxes

We follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

Stock-based compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (Topic 718), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

We adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

For the year ended December 31, 2022, the 300,000,000 potentially dilutive shares of common stock from the Series D preferred stock.

For the year ended December 31, 2023, the dilutive shares were excluded in the denominator of the diluted earnings per share calculation; The inclusion of such shares would have been anti-dilutive given the net loss recorded for the period.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of December 31, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2022, the convertible notes payable balance of $2,165,000 was written off as time barred debt per the applicable statute of limitations and is included in other income – gain on extinguishment of debt.

NOTE 5 – EQUITY

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

NOTE 6 – RELATED PARTY TRANSACTIONS

On June 6, 2022, Ms. Keaveney, former director and officer of the Company, was compensated for her role as custodian with 300,000 shares of Convertible Preferred D Series Stock and 500,000 shares of common stock for total amount of $32,950. The shares were issued in the name of Small Cap Compliance, LLC.

Ms. Keaveney and Small Cap Compliance, LLC, (a company owned by Ms. Keaveney) also advanced working capital to the Company in the amount of $9,520 to pay for expenses of the Company for the year ended December 31, 2022; and $46,207 in 2023, for a total due of $55,727. On August 25, 2023, the outstanding amounts were transferred to Mr. Raymond Fu upon change of control of the Company.

Mr. Raymond Fu, director and officer of the Company, have advanced working capital to pay for expenses of the Company for the years ended December 31, 2023.

The outstanding amount due to related parties was $56,842 and $9,520 as of December 31, 2023 and 2022, respectively. These advances above are due on demand and non-interest bearing without maturity date.

NOTE 7 – DISPOSAL OF SUBSIDIARY

On December 31, 2023, the Company disposed of its subsidiary, Fun Fitness Corporation (“FFC”). The disposal of FFC was completed by returning the 1,000,000 shares of Convertible Series A Preferred Stock of FFC that were acquired at the time of the merger. The Company recognized a gain of $7,748 on the disposal for the year ended December 31, 2023, calculated as the difference between the fair value of the consideration received which amounted to $0, and the carrying amount of the net assets disposed. Following the disposal of FFC, there are no remaining interests held by the Company in the disposed entity. This transaction does not represent a strategic shift in the Company’s operations and, therefore, is not reported as a discontinued operation.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these the unaudited consolidated financial statements.

