Form 10-Q
period 2024-03-31
Vestiage, Inc.
filed 2024-05-15
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

+852 3703 6155

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	VEST	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $Nil.

As of March 31, 2024, there were 58,078,236 shares outstanding of the registrant’s Common Stock.

As of March 31, 2024, there were 300,000 shares outstanding of the registrant’s Convertible Series D Preferred Stock.

VESTIAGE, INC.

FORM 10-Q

March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Vestiage, Inc. and Subsidiaries

Consolidated Balance Sheets

Unaudited

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$7,249	$853
Due to Related Parties	56,992	56,842
Total Current Liabilities	64,241	57,695
Total Liabilities	64,241	57,695

Commitment & Contingencies	–	–

Stockholders' Deficit
Series D Preferred stock, $0.001 par value; 20,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	30	30
Common Stock, $0.001 par value; 500,000,000 shares authorized, 58,078,236 and 58,078,236 shares issued and outstanding, respectively	58,078	58,078
Additional paid-in capital	10,333,982	10,333,982
Accumulated loss	(10,456,331)	(10,449,785)
Total Stockholders' Deficit	(64,241)	(57,695)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Vestiage, Inc. and Subsidiaries

Consolidated Statements of Operations

Unaudited

	Three Moths Ended
	March 31,	March 31,
	2024	2023
Revenues	$–	$–

Operating expenses
Other general & administrative expense	6,546	33,718
Total operating expenses	6,546	33,718

Loss from operations	(6,546)	(33,718)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(6,546)	(33,718)
Income tax expense	–	–
Net loss	$(6,546)	$(33,718)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.001)
Weighted Average Shares Outstanding - Basic and Diluted	58,078,236	58,017,125

See accompanying notes to financial statements

Vestiage, Inc. and Subsidiaries *

Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Months Ended March 31, 2024 and 2023

Unaudited

	Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	300,000	$30	57,578,236	$57,578	$10,334,482	$(10,400,856)	$(8,766)
Shares issued for share exchange	–	–	500,000	500	(500)	–	–
Net loss	–	–	–	–	–	(33,718)	(33,718)
Balance, March 31, 2023	300,000	30	58,078,236	58,078	10,333,982	(10,434,574)	(42,484)

Balance, December 31, 2023	300,000	$30	58,078,236	$58,078	$10,333,982	$(10,449,785)	$(57,695)
Net loss	–	–	–	–	–	(6,546)	(6,546)
Balance, March 31, 2024	300,000	$30	58,078,236	$58,078	$10,333,982	$(10,456,331)	$(64,241)

*See accompanying notes to financial statements

Vestiage, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Unaudited

	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(6,546)	$(33,718)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	6,396	–
Net Cash Used in Operating Activities	(150)	(33,718)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	150	33,840
Net Cash Provided by Financing Activities	150	33,840

Net Increase in Cash	–	122
Cash at Beginning of Period	–	754
Cash at End of Period	$–	$876

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

VESTIAGE, INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2024 and 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a) affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s financial statements as the Company has not generate any revenues.

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

For the three months ended March 31, 2024, the 300,000,000 potentially dilutive shares of common stock from the Series D preferred stock.

For periods when the Company incurred net losses, the dilutive shares were excluded in the denominator of the diluted earnings per share calculation as the inclusion of such shares would have been anti-dilutive given the net loss recorded for the period.

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

NOTE 3 – GOING CONCERN

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

NOTE 5 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is using the U.S. federal income tax rate of 21%.

The Company has accumulated net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of March 31, 2024 and December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Mr. Raymond Fu, director and officer of the Company, have advanced working capital to pay for expenses of the Company for the three months ended March 31, 2024.

The outstanding amount due to related parties was $56,992 and $56,842 as of March 31, 2024 and December 31, 2023, respectively. These advances above are due on demand and non-interest bearing without maturity date.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose or require adjustments in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Vestiage, Inc. for the three months ended March 31, 2024 and 2023, and the notes thereto.

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

The following table provides selected balance sheet data for our Company at March 31, 2024 (unaudited) and December 31, 2023:

	March 31, 2024	December 31, 2023
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	64,241	57,695
Total Stockholders’ Deficit	$64,241	$57,695

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three Months Ended March 31, 2024 and 2023

Revenue

For the three months ended March 31, 2024 and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 were $6,546 compared to $33,718 for the three months ended March 31, 2023

Operating expenses decreased in 2024 due to other professional fees and other general and administrative fees incurred for this period.

Other Income and Expenses

For the three months ended March 31, 2024 and 2023, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2024, the Company had a net loss of $6,546 compared to the three months period ended March 31, 2023 of a net loss of $33,718.

Liquidity and Capital Resources

As of March 31, 2024, we had no cash and had a working capital deficit of $64,241.

The Company has not generated any revenues from operations, and may be unable to fund on-going activities. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our own hardware and software, and the possibility of new regulations that will make our company difficult or impossible to operate.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

If we are unable to complete any phase of our development program or fail to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $56,992 and $56,842 as of March 31, 2024 and December 31, 2023.

Operating Activities

Net cash used in operating activities were $150 for the three months ended March 31, 2024 and $33,718 for the same period ended 2023. The change resulted from net operating loss $6,546 for the three months ended March 31, 2024 with accounts payable and accrued expenses increased by $6,396 from $853 at December 31, 2023 to $7,249 at March 31, 2024. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the three months ended March 31, 2024 and 2023.

Financing Activities

Net cash provided by financing activities were $150 for the three months ended March 31, 2024 and $33,840 for the same period ended in 2023. The Company received net advances of $150 and $33,840 from related party for working capital purposes for the three months ended March 31, 2024, respectively. During the three months ended March 31, 2024 the Company issued $Nil common stock for cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 15, 2024	VESTIAGE, INC.

	By:	/s/Raymond Fu
	Name	Raymond Fu
	Title	Chief Executive Officer and Chief Financial Officer

