Form 10-Q
period 2024-09-30
Vestiage, Inc.
filed 2024-11-14
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of September 30, 2024, there were 58,078,236 shares outstanding of the registrant’s Common Stock.

As of September 30, 2024, there were 300,000 shares outstanding of the registrant’s Convertible Series D Preferred Stock.

VESTIAGE, INC.

FORM 10-Q

September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Vestiage, Inc.

Balance Sheets

	September 30,	December 31,
	2024	2023
	Unaudited
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$14,305	$853
Due to Related Parties	80,241	56,842
Total Current Liabilities	94,546	57,695
Total Liabilities	94,546	57,695

Commitment & contingencies	–	–

Stockholders' Deficit
Series D Preferred stock, $0.001 par value; 20,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	30	30
Common Stock, $0.001 par value; 500,000,000 shares authorized, 58,078,236 and 58,078,236 shares issued and outstanding, respectively	58,078	58,078
Additional paid-in capital	10,333,982	10,333,982
Accumulated loss	(10,486,636)	(10,449,785)
Total Stockholders' Deficit	(94,546)	(57,695)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to unaudited condensed financial statements

Vestiage, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues	$–	$–	$–	$–

Operating expenses
Other general & administrative expense	9,967	10,132	36,851	46,323
Total operating expenses	9,967	10,132	36,851	46,323

Loss from operations	(9,967)	(10,132)	(36,851)	(46,323)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(9,967)	(10,132)	(36,851)	(46,323)
Income tax expense	–	–	–	–
Net loss	$(9,967)	$(10,132)	$(36,851)	$(46,323)

Loss per Share - Basic and Diluted	$(0.000)	$(0.000)	$(0.001)	$(0.001)
Weighted Average Shares Outstanding - Basic and Diluted	58,078,236	58,078,236	58,078,236	58,058,089

See accompanying notes to unaudited condensed financial statements

Vestiage, Inc.

Statements of Stockholders' Equity (Deficit)

(Unaudited)

For the Nine Months Ended September 30, 2023

	Series D Preferred stock		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2022	300,000	$30	57,578,236	$57,578	$10,334,482	$(10,400,856)	$(8,766)
Shares issued for services or compensation	–	–	500,000	500	(500)	–	–
Net loss	–	–	–	–	–	(33,718)	(33,718)
Balance, March 31, 2023	300,000	30	58,078,236	58,078	10,333,982	(10,434,574)	(42,484)
Net loss	–	–	–	–	–	(2,474)	(2,474)
Balance, June 30, 2023	300,000	30	58,078,236	58,078	10,333,982	(10,437,048)	(44,958)
Net loss	–	–	–	–	–	(10,132)	(10,132)
Balance, September 30, 2023	300,000	$30	58,078,236	$58,078	$10,333,982	$(10,447,180)	$(55,090)

For the Nine Months Ended September 30, 2024

Balance, December 31, 2023	300,000	$30	58,078,236	$58,078	$10,333,982	$(10,449,785)	$(57,695)
Net loss	–	–	–	–	–	(6,546)	(6,546)
Balance, March 31, 2024	300,000	30	58,078,236	58,078	10,333,982	(10,456,331)	(64,241)
Net loss	–	–	–	–	–	(20,338)	(20,338)
Balance, June 30, 2024	300,000	30	58,078,236	58,078	10,333,982	(10,476,669)	(84,579)
Net loss	–	–	–	–	–	(9,967)	(9,967)
Balance, September 30, 2024	300,000	$30	58,078,236	$58,078	$10,333,982	$(10,486,636)	$(94,546)

See accompanying notes to unaudited condensed financial statements

Vestiage, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(36,851)	$(46,323)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	13,452	–
Net Cash Used in Operating Activities	(23,399)	(46,323)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	23,399	46,206
Net Cash Provided by Financing Activities	23,399	46,206

Net Increase (Decrease) in Cash	–	(117)
Cash at Beginning of Period	–	754
Cash at End of Period	$–	$637

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to unaudited condensed financial statements

VESTIAGE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

For the nine months ended September 30, 2024, the 300,000,000 potentially dilutive shares of common stock from the Series D preferred stock.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of September 30, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

As of September 30, 2024 and December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Mr. Raymond Fu, director and officer of the Company, have advanced working capital to pay for expenses of the Company for the nine months ended September 30, 2024.

The outstanding amount due to related parties was $80,241 and $56,842 as of September 30, 2024 and December 31, 2023, respectively. These advances above are due on demand and non-interest bearing without maturity date.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Vestiage, Inc. for the three and nine months ended September 30, 2024 and 2023, and the notes thereto.

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

(b) Business of Issuer

Vestiage, Inc. is currently a developmental stage company, incorporated under the laws of the State of Florida on October 31, 2006.

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

The following table provides selected balance sheet data for our Company at September 30, 2024 (unaudited) and December 31, 2023:

	September 30, 2024	December 31, 2023
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	94,546	57,695
Total Stockholders’ Deficit	$(94,546)	$(57,695)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three and Nine months ended September 30, 2024 and 2023

Revenue

For the three months ended September 30, 2024 and 2023, the Company had not generated any revenues.

For the nine months ended September 30, 2024 and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were $9,967 compared to $10,132 for the three months ended September 30, 2023

Operating expenses for the nine months ended September 30, 2024 were $36,851 compared to $46,323 for the nine months ended September 30, 2023

Operating expenses decreased in 2024 due to other professional fees and other general and administrative fees decreased for this period.

Other Income and Expenses

For the three months ended September 30, 2024 and 2023, the Company did not have any other income or expenses.

For the nine months ended September 30, 2024 and 2023, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2024, the Company had a net loss of $9,967 compared to the three months period ended September 30, 2023 of a net loss of $10,132.

For the nine months ended September 30, 2024, the Company had a net loss of $36,851 compared to the nine months period ended September 30, 2023 of a net loss of $46,323.

Liquidity and Capital Resources

As of September 30, 2024, we had no cash and had a working capital deficit of $95,546.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $80,241 and $56,842 as of September 30, 2024 and December 31, 2023.

Operating Activities

Net cash used in operating activities were $23,399 for the nine months ended September 30, 2024 and $46,323 for the same period ended 2023. The change resulted from net operating loss of $36,851for the nine months ended September 30, 2024 with accounts payable and accrued expenses increased by $13,452 from $853 at December 31, 2023 to $14,305 at September 30, 2024. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2024 and 2023.

Financing Activities

Net cash provided by financing activities were $23,399 for the nine months ended September 30, 2024 and $46,206 for the same period ended in 2023. The Company received net advances of $23,399 and $46,206 from related party for working capital purposes for the nine months ended September 30, 2024, respectively. During the nine months ended September 30, 2024 the Company did not issued common stock for cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 14, 2024	VESTIAGE, INC.

	By:	/s/ Raymond Fu
	Name	Raymond Fu
	Title	Chief Executive Officer and Chief Financial Officer

