Form 10-K
period 2024-12-31
Vestiage, Inc.
filed 2025-04-15
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2024

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

Securities to be Registered Under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

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

As of June 30, 2024 (last business day of the registrant’s most recently completed second fiscal quarter), based upon the last reported trade on that date ($0.021), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $1,230,142.96.

The number of shares of the registrant’s common stock outstanding on December 31, 2024 was 363,578,236.

The number of shares of the registrant’s convertible series D preferred stock outstanding on December 31, 2024 was 300,000.

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

On January 21, 2013, the Issuer acquired Vestiage, Inc., a Delaware Corporation, as its operating business by way of a stock for stock exchange with what was then Empire Pizza Holdings, Inc. Pursuant to the agreement, the Issuer acquired securities of Vestiage-Delaware from the shareholders of Vestiage-Delaware, in consideration for shares of the Issuer. Simultaneous with the stock exchange, Empire Pizza Holdings, Inc. spun out its wholly owned operating subsidiary, Sackets Harbor Anchor, Inc. Upon completion of the transaction, the name of the Company was finally changed to Vestiage, Inc. on February 18, 2013,

Vestiage, Inc. was in the nutraceuticals business, marketing three products focused on healthy living and addressed several of the higher demand conditions desired by the Company’s target customer.

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

(b) Business of Issuer

Vestiage, Inc., incorporated in Florida on October 31, 2006, is a developmental stage company focused on mergers, acquisitions, and other financial transactions. The Company has not yet implemented its business plan and is currently seeking potential business combination opportunities. However, there are no definitive arrangements or agreements at this time.

On December 31, 2023, Vestiage, Inc. disposed of its subsidiary, Fun Fitness Corporation (‘FFC’), by returning the 1,000,000 shares of Convertible Series A Preferred Stock acquired during the merger. The Company recognized a gain of $7,748 on disposal, calculated as the difference between the net asset carrying value and the fair value of the consideration received, which was $0. No remaining interests are held in FFC, and the disposal is not classified as a discontinued operation due to the absence of a strategic shift in operations.

Prior to the disposal, Vestiage’s subsidiary, FFC, was involved in the fitness event planning industry. FFC’s services included competition planning, vendor management, securing equipment, and coordinating food and volunteers for events. FFC also organized holiday and new member celebrations for local gyms.

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

The Company has not restricted its search to any particular business, industry, or geographical location. In evaluating a potential transaction, the Company analyzes all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

It is not possible at this time to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation, or reorganization of the Company with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, our present management and stockholders may not have control of a majority of the voting shares of the Company following reorganization or other financial transaction. As part of such a transaction, some or all of the Company’s existing directors may resign and new directors may be appointed. The Company’s operations following the consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company may also be subject to increased US and China governmental regulations following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

The Company expects to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuate.

At present financial revenue has not yet been realized. The Company hopes to raise capital in order to fund the acquisitions. All statements involving our business plan are forward looking statements and have not been implemented as of this filing.

The Company is moving in a new direction, statements made relating to our contemplated business combination are forward looking statements and we have no history of performance. Current management does not have any experience in acquisition of companies but is actively looking for a suitable person to incorporate into the management team.

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into definitive agreements. In our continued efforts to analyze potential business plan, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology;
•	Competitive position as compared to other businesses of similar size and experience within our contemplated segment as well as within the industry as a whole;
•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance and other required items;
•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources;
•	The extent to which the business opportunity can be advanced in our contemplated marketplace; and
•	Other relevant factors

In applying the foregoing criteria, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Additionally, we will be competing against other entities that may have greater financial, technical, and managerial capabilities for identifying and completing our business plan.

We are unable to predict when we will, if ever, identify and implement a business plan. We anticipate that proposed business plan would be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

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

We may incur time and costs required to select and evaluate our business structure and complete our business plan, which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business that is not ultimately completed may result in a loss to the Company. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. We have no present arrangements for any of these types of fees.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys, consultants, and others. Costs may be incurred in the investigation process, which may not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

As of the time of this filing, the Company has not implemented a business combination. Our business plan is to merge with, or acquire, an operating entity that offers product or service growth potential. We are actively looking for a suitable merger candidate and evaluating potential target companies that align with our business plan. This will require review of financials, products and management of the merger candidate. We anticipate the review process could take up to 30 days after a viable candidate is located.

Competition

The Company is in direct competition with many other entities in its efforts to locate a suitable merger candidate. Included in the competition are business development companies, special purpose acquisition companies (“SPACs”), venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources and are able to assume greater risks than those which our Company could consider. Many of these competing entities also possess significantly greater experience and contacts than the Company’s management. Moreover, the Company also competes with numerous other companies similar to it for such opportunities.

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002. Under the Exchange Act, we are required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also (1) requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; (2) establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; (3) creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; (4) prohibits certain insider trading during pension fund blackout periods; and (5) establishes a federal crime of securities fraud, among other provisions.

We are also be subject to Section 14(a) of the Exchange Act, which requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A. Preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are provided to our stockholders.

Employees

As of December 31, 2024, we had two officers and one director. Mr. Raymond Fu serves as Chief Executive Officer and Chief Financial Officer of the Company; and Mr. Timothy Lam serves as Secretary of the Company. Mr. Fu is sole director.

We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B.	Unresolved Staff Comments

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 1C.	Cybersecurity

We aim to deploy a cyber-risk management program which is intended to assist in assessing, identifying, and managing material risks from cybersecurity threats to our data and information systems. The Company currently manages its cybersecurity risk through a variety of practices that are applicable to all users of our information technology and information assets, including our officers and directors, contractors, and vendors. The Company uses a combination of technology and monitoring to promote security awareness and prevent security incidents, including network and passwords protocols, third party firewalls, and antivirus protections. Our Board of Directors performs an annual review of our cybersecurity program, including management’s actions to identify and detect threats.

We have not experienced any material cybersecurity incidents or identified any material cybersecurity threats that have affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

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

(a) Market information.

Our common stock is currently quoted on the OTC market "Pink Sheets" under the symbol VEST. There is limited liquidity in the public trading market for our common equity, and although our stock is quoted on OTC markets, the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market. Consequently, there is no established public trading market for our shares.

As of April 10, 2025 the closing price of our common stock as reported on the OTC market “Pink Sheets” was $0.0080 per share.

	Price Range
Period	High ($)	Low ($)
Year ended December 31, 2023
First Quarter	0.08	0.0125
Second Quarter	0.079	0.021
Third Quarter	0.06	0.021
Fourth Quarter	0.03	0.02
Year Ended December 31, 2024
First Quarter	0.08	0.02
Second Quarter	0.1	0.021
Third Quarter	0.132	0.021
Fourth Quarter	0.099	0.013

(b) Holders.

As of December 31, 2024, there are approximately 856 holders of an aggregate of 363,578,236 shares of our Common Stock issued and outstanding.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

(d) Securities authorized for issuance under equity compensation plans.

None.

Item 6.	Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

Vestiage, Inc., incorporated in Florida on October 31, 2006, is a developmental stage company focused on mergers, acquisitions, and other financial transactions. The Company has not yet implemented its business plan and is currently seeking potential business combination opportunities. However, there are no definitive arrangements or agreements at this time.

On December 31, 2023, Vestiage, Inc. disposed of its subsidiary, Fun Fitness Corporation (‘FFC’), by returning the 1,000,000 shares of Convertible Series A Preferred Stock acquired during the merger. The Company recognized a gain of $7,748 on disposal, calculated as the difference between the net asset carrying value and the fair value of the consideration received, which was $0. No remaining interests are held in FFC, and the disposal is not classified as a discontinued operation due to the absence of a strategic shift in operations.

Prior to the disposal, Vestiage’s subsidiary, FFC, was involved in the fitness event planning industry. FFC’s services included competition planning, vendor management, securing equipment, and coordinating food and volunteers for events. FFC also organized holiday and new member celebrations for local gyms.

On December 29, 2022, the Company executed a Share Exchange Agreement with Fun Fitness Corporation (“FFC” the “Subsidiary”), a Wyoming corporation. On January 12, 2023 the acquisition closed and VEST acquired 100% of the issued stock and 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 500,000 shares of VEST restricted Common Stock. FFC’s website is https://www.xfit.fun.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2024, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Recent Developments

On August 25, 2023, a change in control of the Company occurred by virtue of the Company’s largest shareholder, Small Cap Compliance, LLC, selling 300,000 shares of the Convertible Series D Preferred Stock and the Company issuing 305,000,000 shares of Restricted Common Stock to Well Profit Holdings Limited. Such shares represent 100% of the Company’s total issued and outstanding shares of Convertible Series D Preferred Stock and 84.5% of the Company’s total issued and outstanding shares of Common Stock. As part of the sale of the shares, Ms. Keaveney, owner of Small Cap Compliance, LLC, arranged with Raymond Fu, control person for Well Profit Holdings Limited, prior to resigning as the sole Officer and member of the Company’s Board of Directors and to appoint new officers and directors of the Company.

Results of Operations Comparison of the Years Ended December 31, 2024 and 2023

Revenue

For the years ended December 31, 2024 and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the year ended December 31, 2024 were $52,675 compared to $56,677 for the year ended December 31, 2023.

Operating expenses decreased for the years ended December 31, 2024 due to other professional fees and other general and administrative fees incurred for this period.

Other Income and Expenses

The Company had $NIL and $7,748 as gain on disposal of subsidiary in other income and expenses for the years ended December 31, 2024 and 2023.

Net Income (Loss)

For the years ended December 31, 2024, the Company had a net loss of $52,675 compared to the years ended December 31, 2023 of a net income of $48,929.

The net loss resulted from increase in operating expenses being a reporting company.

Liquidity and Capital Resources

The following table provides selected balance sheet data for our Company at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	110,370	57,695
Total Stockholders’ Deficit	$(110,370)	$(57,695)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

As of December 31, 2024, we had $NIL in cash and a working capital deficit of $110,370.

Operating Activities

For year ended December 31, 2024 net loss was $52,675 as compared to net loss of $48,929 for the years ended December 31, 2023. Cash used in operating activities was $30,683 and $40,328 for the years ended December 31, 2024 and 2023, respectively. The decrease in cash used in operating activities was primarily due to an increase in accounts payable and accrued expenses.

Investing Activities

The Company had no investing activities occurred during the years ended December 31, 2024; but disposed its subsidiary for $7,748 during the year ended December 31, 2023.

Financing Activities

During the years ended December 31, 2024 and 2023, the Company received advances from a related party in the amount of $30,683 and $47,322, respectively, for working capital purposes.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net loss of $52,675 and have an accumulated loss of $10,502,460 as of December 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 8.	Financial Statements and Supplementary Data

The full text of the Company’s financial statements for the years ended December 31, 2024 and 2023, begins on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure

Dismissal of and Engagement of New Independent Registered Public Accounting Firm

On April 16, 2024, the Company dismissed its independent accountants BF Borgers CPA (“BF”).

On April 9, 2024, the Company engaged and executed an agreement with Beckles and Co, (“Beckles”), as the Company’s new independent accountant to replace BF.

BF did rendered a report regarding the Company’s financial statements for the fiscal years ended June 30, 2023 and 2022, being the two most recent fiscal years for which the Company has filed audited financial statements with the Securities and Exchange Commission (the “SEC”).

The board of directors of the Company, acting as the audit committee, approved the decision to change independent accountants.

During the fiscal years ended Dec, 2022 and 2021, and through April 16, 2024, the Company had no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with BF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BF would have caused BF to make reference thereto in connection with its report.

During the fiscal years ended Dec 31, 2022 and 2021, and through April 16, 2024, the Company did not experience any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company requested BF to furnish it with a letter addressed to the SEC stating whether or not BF agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter, dated April 16, 2024, was filed as Exhibit 16.1 to our current report on Form 8-K filed with the SEC on April 16, 2024.

During the Company’s fiscal years ended December 31, 2022 and 2021, and through April 16, 2024, neither the Company nor anyone on the Company’s behalf consulted with Beckles regarding any of the following:

(i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Beckles concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of our company are being made only in accordance with authorization of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2024, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2024 and communicated the matters to our management.

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

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

Item 9B.	Other Information

During the year ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Raymond Fu	57	Chairman and Director, CEO and CFO
Timothy Lam Chee Yau	41	Secretary

Raymond Fu, Chief Executive Officer, Chief Financial Officer, President, Director

Mr. Raymond Fu has more than 20 years of professional experience in operations, management and M&A in the finance industry. From 1993 until 2005, Mr. Fu worked various roles at Triplenic Holdings Limited (now known as Fujian Group Limited (HKEX:181)), including as an Executive Director where he helped the group grow from a market value of $1 billion HKD to $300 billion HKD. From 2005 to present, Mr. Fu has held his role as an Executive Director of Asia Image Investment Limited.

Mr. Fu is also currently serving as the sole director and controlling shareholder of Uonlive (Hong Kong) Limited, a Hong Kong company since 22 May 2020. Mr. Fu is also President and Chief Executive Office of Storming Dragon Limited, a BVI company. Since 2020, Mr. Fu has been CEO and Director at Kuber Resources Corporation (OTC: KUBR). He is also the sole Director and a shareholder of Chuang Fu Capital Equity CCI Capital Limited, a Hong Kong company, since 4 December 2018. Chuang Fu Capital Equity CCI Capital Limited is the sole shareholder of Chuang Fu Qu Kuai Technology (Shenzhen) Limited, a company incorporated in Shenzhen, China.

Mr. Fu has served in various public positions including President of the Lions Club and Honorary President of the New Territories Manufacturer’s Association.

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

Insider Trading Policy

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management. We intend to adopt an insider trading policy by the end of 2025.

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

Item 11.	Executive Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings
Raymond Fu, Chairman and Director,	2023	–	–	–	–	–	–
CEO, CFO and Secretary	2024	–	–	–	–	–	–

Timothy Lam Chee Yau,	2023	–	–	–	–	–	–
Secretary	2024	–	–	–	–	–	–

Rhonda Keaveney, Former Officer and Director	2023	–	–	–	–	–	–
Small Cap Compliance, LLC	2024	–	–	–	–	–	–

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2024 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Wells Profit Holdings Limited (3)	605,000,000	91.17%

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o Vestiage, Inc., 1113, Lippo Centre Tower 2, 89 Queensway, Admiralty, Hong Kong
(2)	Based on 363,578,236 shares of common stock issued and outstanding as of December 31, 2024, together with securities exercisable or convertible into 300,000,000 shares of common stock with respect to such securities.
(3)	Mr. Raymond Fu, beneficial owner of Wells Profit Holdings Limited. 305,000,000 shares of common stock together with together with securities exercisable or convertible into 300,000,000 shares of common stock with respect to such securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(a)	Under Regulation S-K, Item 4, Section C require disclosure of promoters and certain control persons for registrants that are filing a registration statement on Form 10 under the Exchange Act and that had a promoter at any time during the past five fiscal years shall:

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

On August 25, 2023, the Company issued 305,000,000 shares of Restricted Common Stock to Well Profit Holdings Limited as part of the change of control.

The outstanding amount due to related parties was $87,525 and $56,842 as of December 31, 2024 and 2023, respectively.

Item 14.	Principal Accounting Fees and Services

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2024	December 31, 2023

Audit fees (1)	$31,500	$22,500
Audit-related fees (2)	–	–
Tax fees (3)	–	–
All other fees (4)	–	–
Total	$31,500	$22,500

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

Item 16.	10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

EXHIBIT INDEX

Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File Date
3.1	By-Laws	10-12G	3/21/23

3.2	Articles of Incorporation	10-12G	3/21/23

3.3	FLSOS File Stamped Certificate of Designation Preferred D Shares	10-12G	3/21/23

3.4	FLSOS File Stamped Certificate of Cancellation Preferred A, B, and C Shares	10-12G	3/21/23

3.5	Vestiage - Articles filed June 2022	10-12G/A	4/20/23

10.1	Fun Fitness - Share Exchange Agreement filed December 2022	10-12G/A	4/20/23
10.2	Court Custodial Order	10-12G	3/21/23
10.3	VEST Custodian Services Agreement	10-12G/A	4/20/23
10.4	Stock Purchase Agreement, between the Small Cap Compliance and Well Profit Holdings Limited Dated May 25, 2023	8-K	8/29/23
21.1	List of Subsidiaries of the Registrant		*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934		*

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934		*

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002		*

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		*

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTIAGE, INC.

By:	/s/ Raymond Fu
Raymond Fu, Chief Executive Officer Chief Financial Officer

Date:  April 15, 2025

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Vestiage, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vestiage, Inc as of December 31, 2024 and 2023, the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

No matters identified in the audit were considered to be critical audit matters.

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2024

West Palm Beach, FL

April 15, 2025

Vestiage, Inc. and Subsidiaries

Balance Sheets

	December 31,	December 31,
	2024	2023
		(Restated)
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$22,845	$853
Due to Related Parties	87,525	56,842
Total Current Liabilities	110,370	57,695
Total Liabilities	110,370	57,695

Commitment & contingencies	–	–

Stockholders’ Deficit
Series D Preferred stock, $0.001 par value; 20,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	30	30
Common Stock, $0.001 par value; 500,000,000 shares authorized, 363,578,236 and 363,578,236 shares issued and outstanding, respectively	363,578	363,578
Additional paid-in capital	10,028,482	10,028,482
Accumulated loss	(10,502,460)	(10,449,785)
Total Stockholders’ Deficit	(110,370)	(57,695)
Total Liabilities and Stockholders’ Deficit	$–	$–

See accompanying notes to financial statements

Vestiage, Inc. and Subsidiaries

Statements of Operations

	Year Ended
	December 31,	December 31,
	2024	2023
Revenues	$–	$–

Operating expenses
Other general & administrative expense	52,675	56,677
Total operating expenses	52,675	56,677
Loss from operations	(52,675)	(56,677)

Other Income (Expenses)
Interest income (expense)	–	–
Gain on disposal of subsidiary	–	7,748
Total other income (expenses)	–	7,748

Net loss before income tax	(52,675)	(48,929)
Income tax expense	–	–
Net loss	$(52,675)	$(48,929)

Earnings (Loss) per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding - Basic and Diluted	363,578,236	166,357,688

See accompanying notes to financial statements

Vestiage, Inc. and Subsidiaries

Statements of Stockholders’ Deficit

For the Year Ended December 31, 2024 and 2023 (Restated)

	Series D Preferred stock		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders’ Deficit
Balance, December 31, 2022	300,000	$30	58,078,236	$58,078	$10,333,982	$(10,400,856)	$(8,766)
Shares issued for share exchange	–	–	500,000	500	(500)	–	–
Shares issued for cash	–	–	305,000,000	305,000	(305,000)	–	–
Net loss	–	–	–	–	–	(48,929)	(48,929)
Balance, December 31, 2023 (Restated)	300,000	$30	363,578,236	$363,578	$10,028,482	$(10,449,785)	$(57,695)
Net loss	–	–	–	–	–	(52,675)	(52,675)
Balance, December 31, 2024	300,000	$30	363,578,236	$363,578	$10,028,482	$(10,502,460)	$(110,370)

See accompanying notes to financial statements

Vestiage, Inc. and Subsidiaries

Statement of Cash Flows

	Year Ended
	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(52,675)	$(48,929)
Adjustment to reconcile Net loss from operations:
Gain on disposal of subsidiary	–	7,748
Changes in operating assets and liabilities
Accounts payable and accrued expenses	21,992	853
Net Cash Used in Operating Activities	(30,683)	(40,328)

Cash Flows from Investing Activities
Disposal of subsidiary	–	(7,748)
Net Cash (Used in) Provided by Investing Activities	–	(7,748)

Cash Flows from Financing Activities
Proceeds from related party payables	30,683	47,322
Net Cash Provided by Financing Activities	30,683	47,322

Net Increase (Decrease) in Cash	–	(754)
Cash at Beginning of Period	–	754
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

VESTIAGE, INC.

Notes to the Financial Statements

As of and for the years ended December 31, 2024 and 2023

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

On August 25, 2023, a change in control of the Company occurred by virtue of the Company’s largest shareholder, Small Cap Compliance, LLC, selling 300,000 shares of the Convertible Series D Preferred Stock and the Company issuing 305,000,000 shares of Restricted Common Stock to Well Profit Holdings Limited. Such shares represent 100% of the Company’s total issued and outstanding shares of Convertible Series D Preferred Stock and 84.5% of the Company’s total issued and outstanding shares of Common Stock. As part of the sale of the shares, Ms. Keaveney, owner of Small Cap Compliance, LLC, arranged with Raymond Fu, control person for Well Profit Holdings Limited, prior to resigning as the sole Officer and member of the Company’s Board of Directors and to appoint new officers and directors of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

For the years ended December 31, 2024, the 300,000,000 potentially dilutive shares of common stock from the Series D preferred stock.

For periods when the Company incurred net losses, the dilutive shares were excluded in the denominator of the diluted earnings per share calculation as the inclusion of such shares would have been anti-dilutive given the net loss recorded for the period.

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the audited financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its audited financial position or results of operations.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company’s financial statements for the year ended December 31, 2024, management identified an error in the previously issued financial statements for the year ended December 31, 2023. The error related to the omission of a significant equity transaction that occurred on August 25, 2023.

On August 25, 2023, the Company issued 305,000,000 shares of Restricted Common Stock to Well Profit Holdings Limited as part of the change in control of the Company. While the transaction had no impact on the Company’s income statement or cash flows, the issuance of the Restricted Common Stock was not recorded in the Company’s equity accounts as of December 31, 2023.

As a result of the omitted transaction, Common stock, at par value ($0.001 per share) was understated by $305,000, and Additional paid-in capital was overstated by $305,000. The total shareholders’ equity as of December 31, 2023, was not affected, as the adjustment was reclassified within equity. The number of shares issued and outstanding as of December 31, 2023, has been increased by 305,000,000 shares. The statement of changes in shareholders’ equity for the year ended December 31, 2023, has also been restated to reflect these changes.

The following table summarizes the impact of the restatement on the financial statements as of December 31, 2023:

Balance Sheet

Balance Sheet Item	As Previously Reported	Adjustment	As Restated
Common Stock, $0.001 par value	$58,078	$305,500	$363,578
Additional paid-in capital	$10,333,982	$(305,500)	$10,028,482
Total stockholders’ deficit	$(57,695)	$–	$(57,695)

Statement of Changes in Shareholders’ Equity

	Common stock
Description	Shares	Par value, $0.001	Additional paid-in capital	Total stockholders’ deficit
As previously reported	58,078,236	$58,078	$10,333,982	$(57,695)
Adjustments for omitted issuance	305,500,000	305,500	(305,500)	–
As restated	363,578,236	$363,578	$10,028,482	$(57,695)

NOTE 4 – GOING CONCERN

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of December 31, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 5 – EQUITY

Preferred Stock

On August 25, 2023, a change in control of the Company occurred by virtue of the Company's largest shareholder sold 300,000 shares of the Convertible Series D Preferred Stock and issued 305,000,000 shares of Restricted Common Stock to Well Profit Holdings Limited.

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

On August 25, 2023, a change in control of the Company occurred by virtue of the Company's largest shareholder sold 300,000 shares of the Convertible Series D Preferred Stock and issued 305,000,000 shares of Restricted Common Stock to Well Profit Holdings Limited.

On January 12, 2023, the Company issued 500,000 shares of common stock pursuant to a Share Exchange Agreement for the acquisition of Fun Fitness Corporation.

On June 6, 2022, Ms. Keaveney was compensated for her role as custodian of the Company with 500,000 shares of common stock.

NOTE 6 – INCOME TAX

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

As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Mr. Raymond Fu, director and officer of the Company, have advanced working capital to pay for expenses of the Company for the years ended December 31, 2024. During the years ended December 31, 2024 and 2023, expenses paid on behalf of the Company by Mr. Fu totaled $30,683 and $1,115, respectively.

The outstanding amount due to related parties was $87,525 and $56,842 as of December 31, 2024 and 2023, respectively. These advances above are due on demand and non-interest bearing without maturity date.

NOTE 8 – DISPOSAL OF SUBSIDIARY

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through April 15, 2025 date that the financial statements were available for issuance and has determined that it does not have any material subsequent events to disclose in these the financial statements.

