Form 10-Q
period 2025-03-31
Vestiage, Inc.
filed 2025-05-15
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, there were 363,578,236 shares outstanding of the registrant’s Common Stock.

As of May 15, 2025, there were 300,000 shares outstanding of the registrant’s Convertible Series D Preferred Stock.

VESTIAGE, INC.

FORM 10-Q

March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Vestiage, Inc.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$28,666	$22,845
Due to related party	88,085	87,525
Total Current Liabilities	116,751	110,370
Total Liabilities	116,751	110,370

Commitment & contingencies	–	–

Stockholders’ Deficit
Preferred Stock Series D, $0.001 par value; 10,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	30	30
Common Stock, $0.001 par value; 500,000,000 shares authorized, 363,578,236 and 363,578,236 shares issued and outstanding, respectively	363,578	363,578
Additional paid-in capital	10,028,482	10,028,482
Accumulated loss	(10,508,841)	(10,502,460)
Total Stockholders’ Deficit	(116,751)	(110,370)
Total Liabilities and Stockholders’ Deficit	$–	$–

Vestiage, Inc.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	For The Three Months Ended
	March 31,	March 31,
	2025	2024
Revenues	$–	$–

Operating expenses
Professional fees	5,500	5,650
Other general & administrative expense	881	922
Total operating expenses	6,381	6,572
Loss from operations	(6,381)	(6,572)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(6,381)	(6,572)
Income tax expense	–	–
Net loss	$(6,381)	$(6,572)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	363,578,236	363,578,236

See accompanying notes to unaudited condensed financial statements

Vestiage, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2025 and 2024

Unaudited

	Preferred Stock Series D		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders’ Deficit
Balance, December 31, 2023	300,000	$30	363,578,236	$363,578	$10,028,482	$(10,449,785)	$(57,695)
Net loss	–	–	–	–	–	(6,572)	(6,572)
Balance, March 31, 2024	300,000	$30	363,578,236	$363,578	$10,028,482	$(10,456,357)	$(64,267)

Balance, December 31, 2024	300,000	$30	363,578,236	$363,578	$10,028,482	$(10,502,460)	$(110,370)
Net loss	–	–	–	–	–	(6,381)	(6,381)
Balance, March 31, 2025	300,000	$30	363,578,236	$363,578	$10,028,482	$(10,508,841)	$(116,751)

See accompanying notes to unaudited condensed financial statements

Vestiage, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	For The Three Months Ended
	March 31,	March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(6,381)	$(6,572)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	5,821	6,422
Net Cash Used in Operating Activities	(560)	(150)

Cash Flows from Financing Activities
Proceeds from related party payables	560	150
Net Cash Provided by Financing Activities	560	150

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to unaudited condensed financial statements

Vestiage, Inc.

Notes to the Condensed Financial Statements

As of and for the three months ended March 31, 2025 and December 31, 2024

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2024.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

For the three months ended March 31, 2025, the 300,000,000 potentially dilutive shares of common stock from the Series D preferred stock.

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

NOTE 3 – GOING CONCERN

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of March 31, 2025. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – EQUITY

Preferred Stock

On August 25, 2023, a change in control of the Company occurred by virtue of the Company’s largest shareholder sold 300,000 shares of the Convertible Series D Preferred Stock and issued 305,000,000 shares of Restricted Common Stock to Well Profit Holdings Limited.

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

On August 25, 2023, a change in control of the Company occurred by virtue of the Company’s largest shareholder sold 300,000 shares of the Convertible Series D Preferred Stock and issued 305,000,000 shares of Restricted Common Stock to Well Profit Holdings Limited.

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

The outstanding amount due to related parties was $88,085 and $87,525 as of March 31, 2025 and December 31, 2024, respectively. These advances above are due on demand and non-interest bearing without maturity date.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available for issuance and has determined that it does not have any material subsequent events to disclose in these the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Vestiage, Inc. for the three months ended March 31, 2025 and 2024, and the notes thereto.

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

Results of Operations

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected balance sheet data for our Company at March 31, 2025 (unaudited) and December 31, 2024:

	March 31, 2024	December 31, 2024
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	116,751	110,370
Total Stockholders’ Deficit	$116,751	$110,370

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three Months Ended March 31, 2025 and 2024

Revenue

For the three months ended March 31, 2025 and 2024, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 were $6,381 compared to $6,572 for the three months ended March 31, 2024

Operating expenses decreased in 2025 due to other professional fees and other general and administrative fees incurred for this period.

Other Income and Expenses

For the three months ended March 31, 2025 and 2024, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2025, the Company had a net loss of $6,381 compared to the three months period ended March 31, 2024 of a net loss of $6,572.

Liquidity and Capital Resources

As of March 31, 2025, we had no cash and had a working capital deficit of $116,751.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $88,085 and $87,525 as of March 31, 2025 and December 31, 2024.

Operating Activities

Net cash used in operating activities were $560 for the three months ended March 31, 2025 and $150 for the same period ended 2024. The change resulted from net operating loss $6,381 for the three months ended March 31, 2025 with accounts payable and accrued expenses increased by $5,821 from $22,845 at December 31, 2024 to $28,666 at March 31, 2025. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the three months ended March 31, 2025 and 2024.

Financing Activities

Net cash provided by financing activities were $560 for the three months ended March 31, 2025 and $150 for the same period ended in 2024. The Company received net advances of $560 and $150 from related party for working capital purposes for the three months ended March 31, 2025, respectively. During the three months ended March 31, 2025 the Company issued $Nil common stock for cash.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

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

b) Inherent Limitations on Internal controls

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

c) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 15, 2025	VESTIAGE, INC.

	By:	/s/Raymond Fu
	Name	Raymond Fu
	Title	Chief Executive Officer and Chief Financial Officer

