Form 10-Q
period 2025-06-30
Vestiage, Inc.
filed 2025-08-14
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, there were 363,578,236 shares outstanding of the registrant’s Common Stock.

As of August 14, 2025, there were 300,000 shares outstanding of the registrant’s Convertible Series D Preferred Stock.

VESTIAGE, INC.

FORM 10-Q

June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Vestiage, Inc.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$35,090	$22,845
Due to related party	89,536	87,525
Total Current Liabilities	124,626	110,370
Total Liabilities	124,626	110,370

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock Series D, $0.001 par value; 10,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	30	30
Common Stock, $0.001 par value; 500,000,000 shares authorized, 363,578,236 and 363,578,236 shares issued and outstanding, respectively	363,578	363,578
Additional paid-in capital	10,028,482	10,028,482
Accumulated loss	(10,516,716)	(10,502,460)
Total Stockholders' Deficit	(124,626)	(110,370)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to condensed unaudited financial statements

Vestiage, Inc.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	7,020	19,444	12,520	25,094
Other general & administrative expense	855	868	1,736	1,790
Total operating expenses	7,875	20,312	14,256	26,884
Loss from operations	(7,875)	(20,312)	(14,256)	(26,884)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(7,875)	(20,312)	(14,256)	(26,884)
Income tax expense	–	–	–	–
Net loss	$(7,875)	$(20,312)	$(14,256)	$(26,884)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	363,578,236	363,578,236	363,578,236	363,578,236

See accompanying notes to condensed unaudited financial statements

Vestiage, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2025 and 2024

Unaudited

	Preferred Stock Series D		Common Stock		Additional		Total
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	paid-in capital	Accumulated loss	Stockholders' Deficit
Balance, December 31, 2023	300,000	$30	363,578,236	$363,578	$10,028,482	$(10,449,785)	$(57,695)
Net loss	–	–	–	–	–	(6,572)	(6,572)
Balance, March 31, 2024	300,000	30	363,578,236	363,578	10,028,482	(10,456,357)	(64,267)
Net loss	–	–	–	–	–	(20,312)	(20,312)
Balance, June 30, 2024	300,000	$30	363,578,236	$363,578	$10,028,482	$(10,476,669)	$(84,579)

Balance, December 31, 2024	300,000	$30	363,578,236	$363,578	$10,028,482	$(10,502,460)	$(110,370)
Net loss	–	–	–	–	–	(6,381)	(6,381)
Balance, March 31, 2025	300,000	30	363,578,236	363,578	10,028,482	(10,508,841)	(116,751)
Net loss	–	–	–	–	–	(7,875)	(7,875)
Balance, June 30, 2025	300,000	$30	363,578,236	$363,578	$10,028,482	$(10,516,716)	$(124,626)

See accompanying notes to condensed unaudited financial statements

Vestiage, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(14,256)	$(26,884)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	12,245	16,734
Net Cash Used in Operating Activities	(2,011)	(10,150)

Cash Flows from Investing Activities
(Acquisition) Disposal of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	2,011	10,150
Net Cash Provided by Financing Activities	2,011	10,150

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to condensed unaudited financial statements

Vestiage, Inc.

Notes to the Condensed Financial Statements

As of and for the six months ended June 30, 2025 and December 31, 2024

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

On December 31, 2022, the company executed a Share Exchange Agreement with Fun Fitness Corporation (“FFC”), of which Rhonda Keaveney is the sole officer and director. The Company acquired 1,000,000 shares of Series A Preferred Stock of FFC in exchange for 625 shares of common stock of VEST, making Fun Fitness Corporation a wholly owned subsidiary of the Company. The acquisition is a combination of entities under common control; however, FFC was incorporated in the State of Wyoming on October 1, 2022, so there is no impact to the historical financial information. The 625 shares of common stock were issued by the transfer agent on January 12, 2023.

On August 25, 2023, a change in control of the Company occurred by virtue of the Company’s largest shareholder, Small Cap Compliance, LLC, selling 300,000 shares of the Convertible Series D Preferred Stock and the Company issuing 381,250 shares of Restricted Common Stock to Well Profit Holdings Limited. Such shares represent 100% of the Company’s total issued and outstanding shares of Convertible Series D Preferred Stock and 84.5% of the Company’s total issued and outstanding shares of Common Stock. As part of the sale of the shares, Ms. Keaveney, owner of Small Cap Compliance, LLC, arranged with Raymond Fu, control person for Well Profit Holdings Limited, prior to resigning as the sole Officer and member of the Company’s Board of Directors and to appoint new officers and directors of the Company.

By written consent dated June 2, 2025, stockholders holding approximately 91.17% of the voting equity of the Company approved and ratified the following corporate actions (“Actions”): (i) changing the name of the Company from “Vestiage, Inc.” to “Loan Artificial Intelligence Corp.” (the “Name Change”); and (i) A reverse stock split of all of the issued and outstanding shares of Common Stock of the Company on a 1-for-800 basis, such that each issued and outstanding 800 shares of Common Stock shall become 1 share of Common Stock. The Actions were approved by the Company’s board of directors by unanimous written consent on June 2, 2025. The Company shall pay cash (without interest) for such holder’s fractional share equal to the product of the closing sales price of our Common Stock as reported on the OTC Markets on the effective date multiplied by the fractional share that such holder would otherwise be entitled to receive. The Company has filed a Definitive Information Statement with the SEC and a corporate action for approval of the Name Change and Reverse Stock Split by the Financial Industry Regulatory Authority (“FINRA”). At this time, the review of the Actions by FINRA are still in process.

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

For the six months ended June 30, 2025, the 300,000,000 potentially dilutive shares of common stock from the Series D preferred stock.

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

NOTE 3 – GOING CONCERN

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of June 30, 2025. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – EQUITY

Preferred Stock

On August 25, 2023, a change in control of the Company occurred by virtue of the Company’s largest shareholder sold 300,000 shares of the Convertible Series D Preferred Stock and issued 381,250 shares of Restricted Common Stock to Well Profit Holdings Limited.

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

On June 2, 2025, the Company’s board of directors and the shareholders holding a majority of the voting power of the Company approved by written consent, the changing the name of the Company from “Vestiage, Inc.” to “Loan Artificial Intelligence Corp.” and a reverse stock split of all of the issued and outstanding shares of Common Stock of the Company on a 1-for-800 basis, such that each issued and outstanding 800 shares of Common Stock shall become 1 share of Common Stock (the “Reverse Stock Split”).

On August 25, 2023, a change in control of the Company occurred by virtue of the Company’s largest shareholder sold 300,000 shares of the Convertible Series D Preferred Stock and issued 381,250 shares of Restricted Common Stock to Well Profit Holdings Limited.

On January 12, 2023, the Company issued 625 shares of common stock pursuant to a Share Exchange Agreement for the acquisition of Fun Fitness Corporation.

On June 6, 2022, Ms. Keaveney was compensated for her role as custodian of the Company with 625 shares of common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 6, 2022, Ms. Keaveney, former director and officer of the Company, was compensated for her role as custodian with 300,000 shares of Convertible Preferred D Series Stock and 625 shares of common stock for total amount of $32,950. The shares were issued in the name of Small Cap Compliance, LLC.

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

The outstanding amount due to related parties was $89,536 and $87,525 as of June 30, 2025 and December 31, 2024, respectively. These advances above are due on demand and non-interest bearing without maturity date.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements the Company. for the three and six months ended June 30, 2025 and 2024, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Vestiage, Inc. (the “Company”) or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, services and litigation, as well as the matters discussed in the Company’s MD&A. Readers should not place undue reliance on any such forward-looking statements. Vestiage, Inc. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Vestiage, Inc. (the “Company”) is a developmental stage company, incorporated under the laws of the State of Florida on October 31, 2006. On December 29, 2022, Vestiage, Inc., a Florida corporation, executed a Share Exchange Agreement and with Fun Fitness Corporation (“FFC” the “Subsidiary”), a Wyoming corporation. On January 12, 2023 the acquisition closed and the Company acquired 100% of the issued stock and 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 625 shares of VEST restricted Common Stock.

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

Prior to the disposal, the Company’s subsidiary, FFC, was involved in the fitness event planning industry. FFC’s services included competition planning, vendor management, securing equipment, and coordinating food and volunteers for events. FFC also organized holiday and new member celebrations for local gyms.

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

On June 2, 2025, the Company’s board of directors and the shareholders holding a majority of the voting power of the Company approved by written consent, the changing the name of the Company from “Vestiage, Inc.” to “Loan Artificial Intelligence Corp.” and a reverse stock split of all of the issued and outstanding shares of Common Stock of the Company on a 1- for-800 basis, such that each issued and outstanding 800 shares of Common Stock shall become 1 share of Common Stock (the “Reverse Stock Split”). The Company is awaiting announcement by FINRA of the effectiveness of these actions.

Results of Operations

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected balance sheet data for our Company at June 30, 2025 (unaudited) and December 31, 2024:

	March 31, 2024	December 31, 2024
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	124,626	110,370
Total Stockholders’ Deficit	$124,626	$110,370

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three and Six months ended June 30, 2025 and 2024

Revenue

For the three and six months ended June 30, 2025 and 2024, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 were $7,875 compared to $20,312 for the three months ended June 30, 2024

Operating expenses for the six months ended June 30, 2025 were $14,256 compared to $26,884 for the six months ended June 30, 2024

Operating expenses decreased in 2025 due to other professional fees and other general and administrative fees incurred for this period.

Other Income and Expenses

For the three and six months ended June 30, 2025 and 2024, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2025, the Company had a net loss of $7,875 compared to the three months period ended June 30, 2024 of a net loss of $20,312.

For the six months ended June 30, 2025, the Company had a net loss of $14,256 compared to the six months period ended June 30, 2024 of a net loss of $26,884.

Liquidity and Capital Resources

As of June 30, 2025, we had no cash and had a working capital deficit of $124,626.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $89,536 and $87,525 as of June 30, 2025 and December 31, 2024.

Operating Activities

Net cash used in operating activities were $2,011 for the six months ended June 30, 2025 and $10,150 for the same period ended 2024. The change resulted from net operating loss $14,256 for the six months ended June 30, 2025 with accounts payable and accrued expenses increased by $12,245 from $22,845 at December 31, 2024 to $35,090 at June 30, 2025. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the six months ended June 30, 2025 and 2024.

Financing Activities

Net cash provided by financing activities were $2,011 for the six months ended June 30, 2025 and $10,150 for the same period ended in 2024. The Company received net advances of $2,011 and $10,150 from related party for working capital purposes for the six months ended June 30, 2025, respectively. During the six months ended June 30, 2025 the Company issued $Nil common stock for cash.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

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

c) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2025, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 29, 2022, the Company executed a Share Exchange Agreement between VEST and Fun Fitness Corporation. On January 12, 2023, VEST acquired 100% of the issued stock, 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 625 shares of VEST restricted Common Stock. There were no proceeds exchanged in this transaction.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 14, 2025	VESTIAGE, INC.

	By:	/s/ Raymond Fu
	Name	Raymond Fu
	Title	Chief Executive Officer and Chief Financial Officer

