Form 10-Q
period 2025-09-30
Loan Artificial Intelligence Corp.
filed 2025-11-14
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-56529

Loan Artificial Intelligence Corp.

(Exact name of registrant as specified in its charter)

Florida	45-4895104
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1113, Lippo Centre Tower 2,

89 Queensway, Admiralty, Hong Kong

(Address of Principal Executive Offices) (Zip Code)

+852 3703 6155

(Registrant’s telephone number, including area code)

 Vestiage, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	LAAI	N/A

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

As of November 14, 2025, there were 454,365 shares outstanding of the registrant’s Common Stock.

As of November 14, 2025, there were 300,000 shares outstanding of the registrant’s Convertible Series D Preferred Stock.

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

FORM 10-Q

September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$46,631	$22,845
Due to related party	110,636	87,525
Total Current Liabilities	157,267	110,370
Total Liabilities	157,267	110,370

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock Series D, $0.001 par value; 10,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	30	30
Common Stock, $0.001 par value; 500,000,000 shares authorized, 454,365 and 454,365 shares issued and outstanding, respectively	454	454
Additional paid-in capital	10,391,606	10,391,606
Accumulated loss	(10,549,357)	(10,502,460)
Total Stockholders' Deficit	(157,267)	(110,370)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to condensed unaudited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	8,163	9,061	20,683	34,155
Other general & administrative expense	24,478	906	26,214	2,696
Total operating expenses	32,641	9,967	46,897	36,851
Loss from operations	(32,641)	(9,967)	(46,897)	(36,851)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(32,641)	(9,967)	(46,897)	(36,851)
Income tax expense	–	–	–	–
Net loss	$(32,641)	$(9,967)	$(46,897)	$(36,851)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	454,365	454,365	454,365	454,365

See accompanying notes to condensed unaudited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2025 and 2024

Unaudited

	Preferred Stock Series D		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2023	300,000	$30	454,365	$454	$10,391,606	$(10,449,785)	$(57,695)
Net loss	–	–	–	–	–	(6,546)	(6,546)
Balance, March 31, 2024	300,000	$30	454,365	$454	$10,391,606	$(10,456,331)	$(64,241)
Net loss	–	–	–	–	–	(20,338)	(20,338)
Balance, June 30, 2024	300,000	$30	454,365	$454	$10,391,606	$(10,476,669)	$(84,579)
Net loss	–	–	–	–	–	(9,967)	(9,967)
Balance, September 30, 2024	300,000	$30	454,365	$454	$10,391,606	$(10,486,636)	$(94,546)

Balance, December 31, 2024	300,000	$30	454,365	$454	$10,391,606	$(10,502,460)	$(110,370)
Net loss	–	–	–	–	–	(6,381)	(6,381)
Balance, March 31, 2025	300,000	$30	454,365	$454	$10,391,606	$(10,508,841)	$(116,751)
Net loss	–	–	–	–	–	(7,875)	(7,875)
Balance, June 30, 2025	300,000	$30	454,365	$454	$10,391,606	$(10,516,716)	$(124,626)
Net loss	–	–	–	–	–	(32,641)	(32,641)
Balance, September 30, 2025	300,000	$30	454,365	$454	$10,391,606	$(10,549,357)	$(157,267)

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(46,897)	$(36,851)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	23,786	13,452
Net Cash Used in Operating Activities	(23,111)	(23,399)

Cash Flows from Financing Activities
Proceeds from related party payables	23,111	23,399
Net Cash Provided by Financing Activities	23,111	23,399

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to condensed unaudited financial statements

Loan Artificial Intelligence Corp.

formerly Vestiage, Inc.

Notes to the Condensed Financial Statements

As of and for the nine months ended September 30, 2025 and December 31, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Loan Artificial Intelligence Corp. formerly Vestiage, Inc. (OTC “LAAI”) was incorporated under the laws of the State of Florida on October 31, 2006, as The Harvard Learning Centers, Inc. On February 18, 2013, the name of the Company was changed to Vestiage, Inc.

Business operations for Loan Artificial Intelligence Corp. formerly Vestiage, Inc. were abandoned by former management when they resigned on September 9, 2015, and a custodianship action, as described in the subsequent paragraph, was commenced in 2021.

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

Small Cap Compliance, LLC (“SCC”) is a shareholder in the Company and applied to the Court for an Order appointing SCC as the Custodian. This application was for the purpose of reinstating LAAI’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

The court awarded custodianship to the Custodian based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, the Custodian appointed Rhonda Keaveney as sole officer and director.

The Custodian attempted to contact the Company’s officers and directors through letters, emails, and phone calls, with no success.

On December 31, 2022, the company executed a Share Exchange Agreement with Fun Fitness Corporation (“FFC”), of which Rhonda Keaveney is the sole officer and director. The Company acquired 1,000,000 shares of Series A Preferred Stock of FFC in exchange for 1 share of common stock of LAAI, making Fun Fitness Corporation a wholly owned subsidiary of the Company. The acquisition is a combination of entities under common control; however, FFC was incorporated in the State of Wyoming on October 1, 2022, so there is no impact to the historical financial information. The 1 share of common stock was issued by the transfer agent on January 12, 2023.

On August 25, 2023, a change in control of the Company occurred by virtue of the Company’s largest shareholder, Small Cap Compliance, LLC, selling 300,000 shares of the Convertible Series D Preferred Stock and the Company issuing 477 shares of Restricted Common Stock to Well Profit Holdings Limited. Such shares represent 100% of the Company’s total issued and outstanding shares of Convertible Series D Preferred Stock and 84.5% of the Company’s total issued and outstanding shares of Common Stock. As part of the sale of the shares, Ms. Keaveney, owner of Small Cap Compliance, LLC, arranged with Raymond Fu, control person for Well Profit Holdings Limited, prior to resigning as the sole Officer and member of the Company’s Board of Directors and to appoint new officers and directors of the Company.

By written consent dated June 2, 2025, stockholders holding approximately 91.17% of the voting equity of the Company approved and ratified the following corporate actions (“Actions”): (i) changing the name of the Company from “Vestiage, Inc.” to “Loan Artificial Intelligence Corp.” (the “Name Change”); and (i) A reverse stock split of all of the issued and outstanding shares of Common Stock of the Company on a 1-for-800 basis, such that each issued and outstanding 800 shares of Common Stock shall become 1 share of Common Stock. The Actions were approved by the Company’s board of directors by unanimous written consent on June 2, 2025. The Company shall pay cash (without interest) for such holder’s fractional share equal to the product of the closing sales price of our Common Stock as reported on the OTC Markets on the effective date multiplied by the fractional share that such holder would otherwise be entitled to receive. The Company has filed a Definitive Information Statement with the SEC and a corporate action for approval of the Name Change and Reverse Stock Split by the Financial Industry Regulatory Authority (“FINRA”). The name change, symbol change, and the Reverse Stock Split were effective on October 30, 2025.

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

For the nine months ended September 30, 2025, the 300,000,000 potentially dilutive shares of common stock from the Series D preferred stock.

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

NOTE 3 – GOING CONCERN

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of September 30, 2025. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – EQUITY

Preferred Stock

On August 25, 2023, a change in control of the Company occurred by virtue of the Company’s largest shareholder sold 300,000 shares of the Convertible Series D Preferred Stock and issued 477 shares of Restricted Common Stock to Well Profit Holdings Limited.

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

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock.

On June 2, 2025, the Company’s board of directors and the shareholders holding a majority of the voting power of the Company approved by written consent, the changing the name of the Company from “Vestiage, Inc.” to “Loan Artificial Intelligence Corp.” and a reverse stock split of all of the issued and outstanding shares of Common Stock of the Company on a 1-for-800 basis, such that each issued and outstanding 800 shares of Common Stock shall become 1 share of Common Stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split; instead, holders received cash payments equal to the product of the closing sales price on the OTC Markets on the effective date and the fractional share otherwise issuable, after which such holders had no further interest in those fractional shares. The name change, symbol change, and the Reverse Stock Split were effective on October 30, 2025. All share and per-share information (including earnings per share) presented in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

On August 25, 2023, a change in control of the Company occurred by virtue of the Company’s largest shareholder sold 300,000 shares of the Convertible Series D Preferred Stock and issued 477 shares of Restricted Common Stock to Well Profit Holdings Limited.

On January 12, 2023, the Company issued 1 share of common stock pursuant to a Share Exchange Agreement for the acquisition of Fun Fitness Corporation.

On June 6, 2022, Ms. Keaveney was compensated for her role as custodian of the Company with 1 share of common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 6, 2022, Ms. Keaveney, former director and officer of the Company, was compensated for her role as custodian with 300,000 shares of Convertible Preferred D Series Stock and 1 share of common stock for total amount of $32,950. The shares were issued in the name of Small Cap Compliance, LLC.

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

The outstanding amount due to related parties was $110,636 and $87,525 as of September 30, 2025 and December 31, 2024, respectively. These advances above are due on demand and non-interest bearing without maturity date.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available for issuance and has determined that it does not have any other material subsequent events to disclose in the financial statements except the following.

On October 30, 2025, the name change, symbol change, and the Reverse Stock Split became effective. No fractional shares were issued in connection with the Reverse Stock Split; instead, holders received cash payments equal to the product of the closing sales price on the OTC Markets on the effective date and the fractional share otherwise issuable, after which such holders had no further interest in those fractional shares. All share and per-share information (including earnings per share) presented in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements the Company. for the three and nine months ended September 30, 2025 and 2024, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Loan Artificial Intelligence Corp. formerly Vestiage, Inc. (the “Company”) or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, services and litigation, as well as the matters discussed in the Company’s MD&A. Readers should not place undue reliance on any such forward-looking statements. Loan Artificial Intelligence Corp. formerly Vestiage, Inc. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Loan Artificial Intelligence Corp. formerly Vestiage, Inc. (the “Company”) is a developmental stage company, incorporated under the laws of the State of Florida on October 31, 2006. On December 29, 2022, Loan Artificial Intelligence Corp. formerly Vestiage, Inc., a Florida corporation, executed a Share Exchange Agreement and with Fun Fitness Corporation (“FFC” the “Subsidiary”), a Wyoming corporation. On January 12, 2023 the acquisition closed and the Company acquired 100% of the issued stock and 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 1 share of the Company’s restricted Common Stock.

On December 31, 2023, Loan Artificial Intelligence Corp. formerly Vestiage, Inc. disposed of its subsidiary, Fun Fitness Corporation (‘FFC’), by returning the 1,000,000 shares of Convertible Series A Preferred Stock acquired during the merger. The Company recognized a gain of $7,748 on disposal, calculated as the difference between the net asset carrying value and the fair value of the consideration received, which was $0. No remaining interests are held in FFC, and the disposal is not classified as a discontinued operation due to the absence of a strategic shift in operations.

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

On June 2, 2025, the Company’s board of directors and the shareholders holding a majority of the voting power of the Company approved by written consent, the changing the name of the Company from “Vestiage, Inc.” to “Loan Artificial Intelligence Corp.” and a reverse stock split of all of the issued and outstanding shares of Common Stock of the Company on a 1- for-800 basis, such that each issued and outstanding 800 shares of Common Stock shall become 1 share of Common Stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split; instead, holders received cash payments equal to the product of the closing sales price on the OTC Markets on the effective date and the fractional share otherwise issuable, after which such holders had no further interest in those fractional shares.

The name change, symbol change, and the Reverse Stock Split were effective on October 30, 2025. All share and per-share information (including earnings per share) presented in the accompanying reports have been retroactively adjusted to reflect the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

Results of Operations

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected balance sheet data for our Company at September 30, 2025 (unaudited) and December 31, 2024:

	September 30, 2025	December 31, 2024
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	157,267	110,370
Total Stockholders’ Deficit	$157,267	$110,370

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three and Nine months ended September 30, 2025 and 2024

Revenue

For the three and nine months ended September 30, 2025 and 2024, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 were $32,641 compared to $9,967 for the three months ended September 30, 2024.

Operating expenses for the nine months ended September 30, 2025 were $46,897 compared to $36,851 for the nine months ended September 30, 2024.

Operating expenses increased in 2025 due to other professional fees and other general and administrative fees incurred for this period.

Other Income and Expenses

For the three and nine months ended September 30, 2025 and 2024, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2025, the Company had a net loss of $32,641 compared to the three months period ended September 30, 2024 of a net loss of $9,967.

For the nine months ended September 30, 2025, the Company had a net loss of $46,897 compared to the nine months period ended September 30, 2024 of a net loss of $36,851.

Liquidity and Capital Resources

As of September 30, 2025, we had no cash and had a working capital deficit of $157,267.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $110,636 and $87,525 as of September 30, 2025 and December 31, 2024.

Operating Activities

Net cash used in operating activities were $23,111 for the nine months ended September 30, 2025 and $23,399 for the same period ended 2024. The change resulted from net operating loss $45,397 for the nine months ended September 30, 2025 with accounts payable and accrued expenses increased by $23,786 from $22,845 at December 31, 2024 to $46,631 at September 30, 2025. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2025 and 2024.

Financing Activities

Net cash provided by financing activities were $23,111 for the nine months ended September 30, 2025 and $23,399 for the same period ended in 2024. The Company received net advances of $23,111 and $23,399 from related party for working capital purposes for the nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2025 the Company issued $Nil common stock for cash.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

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

c) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2025, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 29, 2022, the Company executed a Share Exchange Agreement between the Company and Fun Fitness Corporation. On January 12, 2023, the Company acquired 100% of the issued stock, 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 1 share of the Company’s restricted Common Stock. There were no proceeds exchanged in this transaction.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 14, 2025	LOAN ARTIFICIAL INTELLIGENCE CORP. FORMERLY VESTIAGE, INC.

	By:	/s/ Raymond Fu
	Name	Raymond Fu
	Title	Chief Executive Officer and Chief Financial Officer

