Form 10-K
period 2025-12-31
Loan Artificial Intelligence Corp.
filed 2026-04-15
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2025

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

As of June 30, 2025 (last business day of the registrant’s most recently completed second fiscal quarter), based upon the last reported trade on that date ($9.68), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $707,753.20.

The number of shares of the registrant’s common stock outstanding on December 31, 2025 and March 25, 2026 was 454,365.

The number of shares of the registrant’s Convertible Series D Preferred Stock outstanding on December 31, 2025 and March 25, 2026 was 300,000.

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Loan Artificial Intelligence Corp.”, “we,” “us,” “our,” “our Company”.

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

(a) Business Development

Loan Artificial Intelligence Corp. formerly Vestiage, Inc. (OTC: “LAAI”) was incorporated under the laws of the State of Florida on October 31, 2006, as The Harvard Learning Centers, Inc. This was the result of a merger with American Way Business Development Corporation, a Delaware corporation. The Harvard Learning Centers, Inc. was the surviving entity.

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

On January 21, 2013, the Issuer acquired Loan Artificial Intelligence Corp. formerly Vestiage, Inc., a Delaware Corporation, as its operating business by way of a stock for stock exchange with what was then Empire Pizza Holdings, Inc. Pursuant to the agreement, the Issuer acquired securities of Vestiage-Delaware from the shareholders of Vestiage-Delaware, in consideration for shares of the Issuer. Simultaneous with the stock exchange, Empire Pizza Holdings, Inc. spun out its wholly owned operating subsidiary, Sackets Harbor Anchor, Inc. Upon completion of the transaction, the name of the Company was changed to Vestiage, Inc. on February 18, 2013,

The Company, as Vestiage, was in the nutraceuticals business, marketing three products focused on healthy living and addressed several of the higher demand conditions desired by the Company’s target customer.

Business operations related to nutraceuticals were abandoned by former management when they resigned on September 9, 2015, and a custodianship action was commenced in 2021.

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

Small Cap Compliance, LLC (“SCC”) is a shareholder in the Company and applied to the Court for an Order appointing SCC as the Custodian. This application was for the purpose of reinstating Loan Artificial Intelligence Corp. formerly Vestiage, Inc.’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

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

Upon appointment as the Custodian of the Company and under its duties stipulated by the Florida court, the Custodian took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Florida Secretary of State. The Custodian also had authority to enter into contracts and find a suitable merger candidate. SCC was compensated for its role as custodian in the amount of 500,000 shares of Restricted Common Stock and 300,000 shares of Convertible Preferred D Series Stock. The Custodian did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was terminated on July 29, 2022, See Exhibit 10.1 for appointment and termination of custodianship.

Small Cap Compliance, LLC is controlled by Rhonda Keaveney, its sole member.

The Company filed a Form D under Rule 504 (b)(1)(iii) in 2013 and filed subsequent financials under Alternative Reporting Standards with OTC Markets. The Company has obtained a 2 debt write off legal opinions.

(b) Business of Issuer

Loan Artificial Intelligence Corp. formerly Vestiage, Inc., incorporated in Florida on October 31, 2006, is a developmental stage company focused on mergers, acquisitions, and other financial transactions. The Company has not yet implemented its business plan and is currently seeking potential business combination opportunities. However, there are no definitive arrangements or agreements at this time.

On December 31, 2023, Loan Artificial Intelligence Corp. formerly Vestiage, Inc. disposed of its subsidiary, Fun Fitness Corporation (‘FFC’), by returning the 1,000,000 shares of Convertible Series A Preferred Stock acquired during the merger. The Company recognized a gain of $7,748 on disposal, calculated as the difference between the net asset carrying value and the fair value of the consideration received, which was $0. No remaining interests are held in FFC, and the disposal is not classified as a discontinued operation due to the absence of a strategic shift in operations. Prior to the disposal, FFC, was involved in the fitness event planning industry. FFC’s services included competition planning, vendor management, securing equipment, and coordinating food and volunteers for events. FFC also organized holiday and new member celebrations for local gyms.

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

As of the time of this filing, the Company has not implemented a business combination. Our business plan is to merge with, or acquire, an operating entity that offers product or service growth potential. We are actively looking for a suitable merger candidate and evaluating potential target companies that align with our business plan. This will require review of financials, products and management of the merger candidate. We anticipate the review process could take up to 90 days after a viable candidate is located.

Recent Updates:

Name Change and Reverse Stock Split

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

The name change, and the Reverse Stock Split were effective on September 23, 2025. The symbol formally changed on October 30, 2025. All share and per-share information (including earnings per share) presented in the accompanying reports have been retroactively adjusted to reflect the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

Acquisition Target Identified

In October 2025 the Company announced that it has entered into an agreement to acquire Hong Technology Co., Limited, a Hong Kong–incorporated technology company, together with its wholly owned subsidiary, Richyork Intl Ents Limited (collectively, the “Hong Technology Group”). The Hong Technology Group is engaged in the development and commercialization of intelligent hardware and technology-enabled products integrating artificial intelligence software, data analytics, and automated system applications for consumer, enterprise, and industrial use cases. If an acquisition is completed, LAAI intends to position the Hong Technology Group as its primary operating business platform.

In March 2026, Hong Technology Group provided its first set of audited financial statements for its subsidiary Richyork Intl Ents Limited for the financial years ended December 31, 2023 and December 31, 2024, prepared in accordance with the Hong Kong Small and Medium-sized Entity Financial Reporting Standard (SME-FRS). With receipt of these audited financial statements, LAAI has satisfied a key prerequisite for advancing the acquisition process.

The transaction will be subject to negotiation of definitive documentation customary for a transaction of this nature (“Definitive Documents”). The Definitive Documents will contain representations, warranties and covenants that are customary for transactions of this nature. The Definitive Documents will require that the consummation of the transaction will be subject to the satisfaction of various conditions required prior to closing as are customary for transactions of this nature.

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

Human Capital: Employees

As of December 31, 2025, the Company had 0  employees, and had two officers and two directors. Mr. Raymond Fu serves as Chief Executive Officer and Chief Financial Officer of the Company and Mr. Timothy Lam serves as Secretary of the Company. The Company’s Board of Directors consists of Mr. Fu and Ms. Zuqin (Joey) Cai as Chairman of the Board..

Subsequent to year ended December 31, 2025, on January 19, 2026, the Company received the resignation of Mr. Raymond Fu as the Company’s Chief Financial Officer, and concurrently the Board of Directors of the Company appointed Mr. Bin Gao as the Company’s Chief Financial Officer and a member of the Board of Directors.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, we have included several risk factors that are important to our business.

An investment in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our common stock. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to our Business

We have incurred operating losses, and have no current source of revenue

We do not expect to generate revenues until we further our business model. We can provide no assurance that we will produce any material revenues for our stockholders, or that our contemplated business will operate on a profitable basis. We have generated no revenue for the last two fiscal years that are reported in this statement.

We will, likely, sustain operating expenses without corresponding revenues, at least until we complete acquisitions and have operational success. This may result in our incurring a net operating loss that will increase until we generate revenue. We cannot assure you that any such business will be profitable at the time.

Our capital resources may not be sufficient to meet our capital requirements, and in the absence of additional resources we may have to curtail or cease business operations

We have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2025, and 2024 expressing doubt regarding our ability to continue as a going concern. We currently only have a minimal amount of cash available, which will not be sufficient to fund our anticipated future operating needs. The Company will need to raise substantial sums to implement its business plan. There can be no assurance that the Company will be successful in raising funds. To the extent that the Company is unable to raise funds, we will be required to reduce our planned operations or cease any operations.

Our future success is highly dependent on the ability of management to locate and attract suitable business opportunities and our stockholders will not know what business we will enter into until we consummate a transaction with the approval of our then existing directors and officers

At this time, we have a small operation focused on identifying a viable business acquisition targets and continued implementation of our business model is highly speculative, there is a consequent risk of loss of an investment in the Company. The success of our operations will depend to a great extent on the operations, financial condition and management of future business and internal development. While management intends to seek businesses opportunities with entities having established operating histories in additional to our marketing efforts, we cannot provide any assurance that we will be successful in locating opportunities meeting that criterion. The success of our operations will be dependent upon management, its financial position and numerous other factors beyond our control.

We will incur increased costs as a result of becoming a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

Following the effectiveness of our Form 10, we became an SEC reporting company. The Company is currently a small business and has limited revenue. However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly, and the Company is likely to incur losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and process.

The additional costs will continue to stretch our limited capital resources. The expenses incurred for filing periodic reports and implementing disclosure controls and procedures may be as high as $50,000  USD annually. In other words, due to our limited resources, we may have to allocate resources away from other productive uses in order to pay any expenses we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

The time and cost of associated with identifying and entering into an acquisition or merger with an attractive target company may be high and have an adverse impact on our ability to succeed.

The Company has been actively seeking target acquisitions and from time to time we may come across target merger companies. These companies may fail to comply with SEC reporting requirements may delay or preclude acquisitions. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise, suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

A Business merger may result in a change of control and a change of management.

In conjunction with a business acquisition, it is anticipated that we may issue an amount of our authorized but unissued common or preferred stock which represents the majority of the voting power and equity of our capital stock, which would result in stockholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control may result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

We depend on our officers and the loss of their services would have an adverse effect on our business

We have for many years had only one officer and director of the Company. At the end of 2025/beginning of 2026, we identified two new directors, one of whom has been appointed as our Chief Financial Officer. The identification of qualified personnel and board members are critical to our chances for business success. We are dependent on the services of our chief executive officer and chief financial to operate our business and the loss of these persons would have an adverse impact on our future operations until such time as they could be replaced. We do not have employment contracts or employment agreements with our officers, and we do not carry key man life insurance on our officers.

Risks Related to our Stock

There is presently a limited public market for our securities

Our common stock is quoted on the over-the-counter market on an unsolicited basis only, and an active market may never develop. Future sales of our common stock by existing stockholders pursuant to an effective registration statement or upon the availability of Rule 144 could adversely affect the market price of our common stock. A shareholder who decides to sell some, or all, of their shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described above, the price of the publicly traded common stock may be highly volatile and not provide the true market price of our common stock.

Our stock is not eligible for proprietary broker-dealer quotations. All quotes in our stock reflect unsolicited customer orders, meaning that the transaction must be initiated by the customer without any solicitation or recommendation from the broker-dealer. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling our stock as a result. In order to trade, an initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making for our stock on OTC Markets.

 As a result of this limitation:

•	There is no active or consistent market-making in our common stock;
•	Trading in our securities is likely to be extremely limited, sporadic, or nonexistent;
•	Investors may experience substantial difficulty in purchasing or selling shares, including an inability to sell shares at desired times or prices;
•	Quoted prices, if any, may be inaccurate, stale, or not reflective of actual market value;
•	The market price of our common stock may be highly volatile, artificially depressed, or subject to manipulation; and
•	The lack of liquidity may discourage investor interest, reduce analyst coverage, and impair our ability to raise capital through equity financings.

There can be no assurance that an active trading market for our common stock will develop or be sustained. Even if we become compliant with the information requirements of Rule 15c2-11 in the future, broker-dealers may elect not to publish quotations or resume market-making activities in our securities.

Accordingly, an investment in our common stock is highly illiquid and involves a high degree of risk, and investors may lose all or a substantial portion of their investment.

Our officers, directors and principal stockholders own a large percentage of our stock and other stockholders have little or no ability to elect directors or influence corporate matters

As of December 31, 2025, our officers, directors, and principal stockholders were deemed to be the beneficial owners of approximately 83% of our issued and outstanding shares of common stock and 100% of the Convertible Series D Preferred Stock.

Our majority stockholder is controlled by Raymond Fu, our Chief Executive Officer and director, who holds 300,000 (100%) shares of the Convertible Series D Preferred Stock. The aggregate outstanding Convertible Series D Preferred Stock is convertible into approximately 600,000  shares of common stock. In addition, the Convertible Series D Preferred Stock has voting privileges of 1,000 votes for each share held. These shares have not been converted to common stock.

As a result, our CEO and the holder of the Convertible Series D Preferred Stock, via voting rights, can determine the outcome of any actions taken by us that require stockholder approval. For example, they will be able to elect all our directors, control the policies and practices of the Company and control the outcome of any proposed business combination.

We may issue more shares in an acquisition or merger, which will result in substantial dilution

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 500,000,000 shares of common stock of which 454,365 shares are currently outstanding and 20,000,000 shares of Preferred Stock are authorized, of which 10,000,000 shares of Convertible Series D Preferred Stock are authorized and 300,000 are outstanding.

Any acquisition or merger effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. If our convertible preferred stockholders choose to convert their stocks to common stocks, the stocks they receive are newly issued. This increases the total number of common shares. Because the number of common shares increases while the value of the company remains the same, the value of existing shares goes down. In other words, the new common shares dilute the value of all the common shares, which drives down the share price, give current shareholders fewer voting rights and less ownership of the company.

Moreover, shares of our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. In an acquisition type transaction, our Board of Directors has the power to issue any, or all, of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to continue to retain all of our future net earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Risks Related to Doing Business in China

Presently, our operations in China and in general are limited, however, we may pursue acquisition targets who operate in China or Hong Kong. As a result, the Company may also be subject to increased US and China governmental regulations following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

Because all of the Company’s current limited operations are in China, the Company’s business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of the Company’s business and may intervene in or influence the Company’s operations at any time, which could result in a material change in the Company’s operations and/or the value of the common stock.

As a business operating in China, the Company is subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of the Company’s business, and the regulations to which we are subject may change rapidly and with little notice to us or the Company’s shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

•	Delay or impede the Company’s development,

•	Require significant management time and attention, and

•	Subject the Company to remedies, administrative penalties and even criminal liabilities that may harm the Company’s business, including fines assessed for the Company’s current or historical operations, or demands or orders that the Company modify or even cease its business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of the common stock.

Changes in Chinese political policies and economic and social policies or conditions may materially and adversely affect our business, results of operations and financial condition and may result in our inability to sustain our growth and expansion strategies.

If we continue to operate primarily from China and acquire assets and perform operations located in China our business, results of operations, financial condition and prospects may be influenced to a significant degree by political, economic and social conditions in China generally, by continued economic growth in China as a whole, and by geopolitical stability in the region.

The Chinese economy, markets and levels of consumer spending are influenced by many factors beyond our control, including current and future economic conditions, political uncertainty, unemployment rates, inflation, fluctuations in the level of disposable income, taxation, foreign exchange administration, and changes in interest and currency exchange rates. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, foreign exchange administration and fiscal measures and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the restructuring of state assets and state-owned enterprises, and the establishment of improved corporate governance in business enterprises, a significant portion of productive assets in China is still owned or controlled by the Chinese government. The Chinese government also exercises control or influence over Chinese economic growth through allocating resources, administrating payment of foreign currency-denominated obligations, setting monetary and fiscal policies, regulating financial services and institutions and providing differentiated treatment to particular industries or companies.

While the Chinese economy has experienced significant growth in recent decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have a negative effect on us. Our results of operations and financial condition could be materially and adversely affected by government administration on capital investments or changes in tax regulations that are applicable to us. In recent years, Chinese economic growth has slowed and any prolonged slowdown in the Chinese economy may reduce the demand for our products and adversely affect our business, results of operations and financial condition.

The interpretation and enforcement of Chinese laws, rules and regulations may change from time to time, which could have a material adverse effect on us.

If substantially all of our operations continue to be conducted in China, we will continue to be governed by Chinese laws, rules and regulations. Our future target subsidiaries, although not yet acquired, may be subject to laws, rules and regulations applicable to foreign investment in China. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which legal cases may be cited for reference but have limited value as precedents. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are subject to changes from time to time.

From time to time, we may have to resort to administrative and court proceedings to interpret and/or enforce our legal rights. However, since Chinese administrative and court authorities have discretion within their scope of authority in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings, and the level of legal protection we enjoy. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

Changes in political, business, economic and trade relations between the United States and China may have a material adverse impact on our business, results of operations and financial condition.

We cannot predict the possible changes in the economic, regulatory, social and political environment in the United States and China, nor can we predict their potential impact on political, economic and trade relations between the United States and China and on our business.

The United States and China have imposed new or higher tariffs on goods imported from each other, including tariff increases announced by both countries in 2025. If the United States or China continues imposing such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or by China, the resulting trade barriers could have a significant adverse impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, sanctions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition.

During President Trump’s first term in office, he signed executive orders banning transactions by any person, or with respect to any property, subject to the jurisdiction of the United States with respect to WeChat, and with persons that develop or control the following Chinese-connected software applications: Alipay, CamScanner, QQ Wallet, SHAREit, Tencent QQ, VMate, WeChat Pay, and WPS Office, some of which are critical to the operation of our business. These executive orders were revoked on June 9, 2021, by former President Biden, who then signed an executive order directing the Department of Commerce to launch a national security review of apps with links to foreign adversaries (which is defined to include China) and issue recommendations for regulatory and legislative action to address the associated risks. As a result, the implementation of this executive order could adversely affect our business in a material way.

Additionally, China has enacted laws and regulations to respond to foreign sanctions and exterritorial measures, including the Anti-Foreign Sanctions Law dated June 10, 2021. At this time, we do not know the extent to which our operations will be impacted by these laws and regulations.

We cannot foresee whether and how developments in similar policy actions or any other policy actions taken by the U.S. or Chinese government will impact our business and financial performance. In addition, changes in political, business, economic and trade relations between the U.S. and China, including the potential for heightened tensions under the current U.S. administration, may trigger negative customer sentiment and result in less consumer spending in general, potentially resulting in a negative impact on our business, results of operations and financial condition.

Furthermore, the risks and uncertainties associated with U.S.-China political, business, economic and trade relations may negatively impact investor sentiment towards China-based companies listed in the U.S., which could in turn adversely affect the demand, price and trading volume of our shares.

Fluctuation in the value of RMB may result in foreign currency exchange losses.

The conversion of the Renminbi (“RMB”) into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China (“PBOC”). Historically, the exchange rate between RMB and the U.S. dollar has showed higher volatility in certain years while staying within a narrow range in other years. The value of RMB against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and by China’s foreign exchange policies, among other things. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between RMB and the U.S. dollar in the future.

We anticipate that our revenues and costs will be denominated in RMB. As a United States holding company, we may rely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of RMB may materially affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. Conversely, a significant depreciation of RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock. If we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends and share repurchases of our common stock, strategic acquisitions or investments or other business purposes, the appreciation of the U.S. dollar against RMB would have a negative effect on U.S. dollar amounts available to us.

Hedging options available in China may not fully reduce our exposure to exchange rate fluctuations. In addition, our currency exchange loss may be magnified by Chinese exchange administration regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates and regulations on exchange may have a material adverse effect on your investment.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against the Company or its management based on foreign laws.

The Company may conduct substantially all of its operations in China upon acquisition of proposed targets. As a result, substantially all of the Company’s assets may be located in China. The majority of the Company’s directors reside within China and are PRC nationals , and one officer/director is a resident and national of Hong Kong. As a result, it may be difficult for you to effect service of process upon the Company or those persons inside the PRC. In addition, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of the Company’s operations in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect the Company’s operations in China will be honored by the Company, by entities who provide services to the Company or with whom the Company associates, without violating PRC legal requirements, especially as those entities are located in China. Furthermore, under the current PRC laws, an on-site inspection of the Company’s facilities in China by any of these regulators may be limited or prohibited.

Certain PRC regulations may make it more difficult for the Company to pursue growth through acquisitions.

Among other things, the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rules”) and Anti-Monopoly Law of the People’s Republic of China promulgated by the Standing Committee of the NPC which became effective in 2008 and latest revised in 2022 (“Anti-Monopoly Law”), established additional procedures and requirements that could make merger and acquisition activities by non-Chinese investors more time-consuming and complex. Such regulation requires, among other things, that State Administration for Market Regulation (SAMR) be notified in advance of any change-of-control transaction in which a non-Chinese investor acquires control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions of the State Council on the Standard for Declaration of Concentration of Business Operators, issued by the State Council in 2008, are triggered. Moreover, the Anti-Monopoly Law of China requires that transactions which involve the national security, the examination on the national security shall also be conducted according to the relevant provisions. In addition, PRC Measures for the Security Review of Foreign Investment which became effective in January 2021 require acquisitions by non-Chinese investors of PRC companies engaged in military-related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition. The Company may pursue potential strategic acquisitions that are complementary to the Company’s business and operations.

Complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the MOFCOM, may delay or inhibit the Company’s ability to complete such transactions, which could affect the Company’s ability to expand the Company’s business or maintain the Company’s market share.

If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with its “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the State Administration of Taxation, or SAT, issued a circular, known as SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular applies only to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China, and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe that our company is not a PRC resident enterprise for PRC tax purposes . However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company is a PRC resident enterprise for enterprise income tax purposes, we would be subject to PRC enterprise income on the Company’s worldwide income at the rate of 25%. Furthermore, we would be required to withhold a 10% tax from dividends we pay to our shareholders that are non-PRC-resident enterprises. In addition, non-PRC-resident enterprise shareholders (including the common stockholders) may be subject to PRC tax on gains realized on the sale or other disposition of the common stock, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders (including the common stockholders) and any gain realized on the transfer of the common stock by such shareholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source by us). These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in the common stock.

 Changes in international trade policies, trade disputes, barriers to trade, or the emergence of a trade war may dampen growth in China.

Political events, international trade disputes, and other business interruptions could harm or disrupt international commerce and the global economy, and could have a material adverse effect on us, our customers, material vendors, and other partners. International trade disputes could result in tariffs and other protectionist measures which may materially and adversely affect our business.

There have also been concerns about the relationship between the PRC and other countries, including the surrounding Asian countries, which may potentially have economic effects. In particular, there is significant uncertainty about the future relationship between the United States and the PRC with respect to trade policies, treaties, government regulations and tariffs. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China.

Political uncertainty surrounding international trade disputes and the potential of the escalation to trade war and global recession could have a negative effect on customer confidence. We may have also access to fewer business opportunities, and our operations may be negatively impacted as a result. In addition, the current and future actions or escalations by either the United States or the PRC that affect trade relations may cause global economic turmoil and potentially have a negative impact on our markets, our business, or our results of operations, as well as the financial condition of our clients, and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a) Market information.

Our common stock is quoted on the over-the-counter market under the symbol LAAI. However, trading in our securities is currently limited to unsolicited quotations only. This designation means that broker-dealers are not permitted to publish or maintain priced quotations for our securities on an interdealer quotation system unless such quotations are based solely on unsolicited customer interest.

Under SEC Rule 15c2-11, as amended, a broker-dealer may not publish quotations for a security unless certain current public information about the issuer is available. Because we do not currently meet the information requirements of Rule 15c2-11, broker-dealers may only publish quotations in our securities if such quotations are unsolicited, meaning that the transaction is initiated by a customer without any solicitation, recommendation, or encouragement by the broker-dealer.

As a result of this status:

•	There is no active market-making in our common stock;
•	Trading volume is extremely limited or sporadic;
•	Quotations, if any, may not reflect actual market demand;
•	Investors may find it difficult or impossible to buy or sell shares; and
•	The market price of our common stock may be highly volatile or not indicative of fair value.

We cannot assure you that an active trading market for our securities will develop or be sustained unless we satisfy the information requirements of Rule 15c2-11 and broker-dealers resume publishing regular quotations.

(b) Holders.

As of December 31, 2025, there are approximately 107 holders of an aggregate of 454,365 shares of our Common Stock issued and outstanding.

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

Business Overview

Loan Artificial Intelligence Corp. formerly Vestiage, Inc., incorporated in Florida on October 31, 2006, is a developmental stage company focused on mergers, acquisitions, and other financial transactions. The Company has not yet implemented its business plan and is currently seeking potential business combination opportunities. However, there are no definitive arrangements or agreements at this time.

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

Prior to the disposal, the Company’s former subsidiary FFC, was involved in the fitness event planning industry. FFC’s services included competition planning, vendor management, securing equipment, and coordinating food and volunteers for events. FFC also organized holiday and new member celebrations for local gyms.

On December 29, 2022, the Company executed a Share Exchange Agreement with Fun Fitness Corporation (“FFC” the “Subsidiary”), a Wyoming corporation. On January 12, 2023 the acquisition closed and Loan Artificial Intelligence Corp. formerly Vestiage, Inc. acquired 100% of the issued stock and 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 500,000 shares of Loan Artificial Intelligence Corp. formerly Vestiage, Inc. restricted Common Stock. FFC’s website is https://www.xfit.fun.

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

The financials for FFC have had no impact on historical financials for Loan Artificial Intelligence Corp. formerly Vestiage, Inc.LAAI as of this filing since the acquisition didn’t close until January 2023.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2025, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

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

Results of Operations Comparison of the Years Ended December 31, 2025 and 2024

Revenue

For the years ended December 31, 2025 and 2024, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the year ended December 31, 2025 were $79,336 compared to $52,675 for the year ended December 31, 2024.

Operating expenses increased for the years ended December 31, 2025 due to other professional fees and other general and administrative fees incurred for this period.

Other Income and Expenses

The Company had $NIL in other income and expenses for the years ended December 31, 2025 and 2024.

Net Income (Loss)

For the years ended December 31, 2025, the Company had a net loss of $79,336 compared to the years ended December 31, 2024 of a net income of $52,675.

The net loss resulted from increase in operating expenses being a reporting company.

Liquidity and Capital Resources

The following table provides selected balance sheet data for our Company at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	189,706	110,370
Total Stockholders’ Deficit	$(189,706)	$(110,370)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

As of December 31, 2025, we had $NIL in cash and a working capital deficit of $189,706.

Operating Activities

For year ended December 31, 2025 net loss was $79,336 as compared to net loss of $52,675 for the years ended December 31, 2024. Cash used in operating activities was $52,611 and $30,683 for the years ended December 31, 2025 and 2024, respectively. The decrease in cash used in operating activities was primarily due to an increase in accounts payable and accrued expenses.

Investing Activities

The Company had no investing activities occurred during the years ended December 31, 2025 and December 31, 2024.

Financing Activities

During the years ended December 31, 2025 and 2024, the Company received advances from a related party in the amount of $52,611 and $30,683, respectively, for working capital purposes.

The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we have not yet generated any revenue, had a net loss of $79,336 and have an accumulated loss of $10,581,796 as of December 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 8.	Financial Statements and Supplementary Data

The full text of the Company’s financial statements for the years ended December 31, 2025 and 2024, begins on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure

Dismissal of and Engagement  of New Independent Registered Public Accounting Firm

On April 16, 2024, the Company dismissed its independent accountants BF Borgers CPA (“BF”).

On April 9, 2024, the Company engaged and executed an agreement with Beckles and Co. (“Beckles”), as the Company’s new independent accountant to replace BF.

BF did render a report regarding the Company’s financial statements for the fiscal years ended December 31, 2021 and 2022, being the two most recent fiscal years for which the Company has filed audited financial statements with the Securities and Exchange Commission (the “SEC”).

The board of directors of the Company, acting as the audit committee, approved the decision to change independent accountants.

During the fiscal years ended December 2022 and 2021, and through April 16, 2024, the Company had no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with BF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BF would have caused BF to make reference thereto in connection with its report.

During the fiscal years ended December 31, 2022 and 2021, and through April 16, 2024, the Company did not experience any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2025, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2025 and communicated the matters to our management.

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

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

Item 9B.	Other Information

During the year ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Raymond Fu	58	Chief Executive Officer and Director
Bing Gao	47	Chief Financial Officer and Director
Zuqin (Joey) Cai	57	Chairwoman
Timothy Lam Chee Yau	41	Secretary

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

Bin Gao, Chief Financial Officer and Director

Mr. Gao earned a Bachelor’s degree in Chinese Language and Literature from Henan Radio and Television University in 2002, with academic focus on modern literary studies. Following graduation, Mr. Gao served for nearly 10 years as Senior Deputy General Manager at STAR GROUP (Taiwan), where his principal clients included GE, HP, and Dell. In 2012, Mr. Gao founded his own business  and to present date continues to operate this business focused in the electronic consumer trades industry.

Zuqin (Joey) Cai, Chairwoman of the Board of Directors

Ms. Cai is a senior executive with over 20 years of experience in international financial management, including cross-border trade finance, supply-chain financing, and structured financial transactions. She has served as an investor and adviser to several private and public enterprises and is an active philanthropist, having been a member of Lions Clubs International for over 13 years, including service as a chapter president.

Chee Yau Timothy Lam, Secretary

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

Director Independence

Our board of directors is currently composed of 3 members, two of whom do not qualify as an independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The Company has deemed Ms. Cai as independent.  The NASDAQ independence definition includes a series of objective tests, such that the director is not, and has not been, for at least three years, one of our employees, and neither the director, nor any of his family members has engaged in any type of business dealings with us. In addition, our board of directors has not made a subjective determination whether no relationships exist, as it relates to each director, which, in the opinion of our board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, they would have reviewed and discussed with us, the information provided by the directors with a view to determine each director’s business relationships and personal activities as it relates to us and our management.

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

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and two other most highly compensated executive officers (our “named executive officers”) for services rendered in all capacities during the fiscal years ended December 31, 2025 and December 31, 2024, respectively. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings
Raymond Fu, Director,	2025	–	–	–	–	–	–
CEO, Former CFO (1)	2024	–	–	–	–	–	–

Timothy Lam Chee Yau, (2)	2025	–	–	–	–	–	–
Secretary	2024	–	–	–	–	–	–

Bin Gao	2025	–	–	–	–	–	–
Chief Financial Officer (3)	2024	–	–	–	–	–	–

(1)	Mr. Fu has served as CEO since August 25, 2023. Mr. Fu does not receive a salary. Raymond Fu resigned as Chairman on December 1, 2025 and as CFO on January 19, 2026. Mr. Fu continues to serve as CEO and a Director.
(2)	Mr. Lam has served as secretary since August 25, 2023. Mr. Lam does not receive a salary.
(3)	Mr. Gao was appointed as CFO on January 19, 2026. Mr. Gao does not receive a salary.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2025 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Raymond Fu (3)	381,250	83.91%
Timothy Lam (4)	0	0%
Zuqin (Joey) Cai (5)	0	0%

Preferred Stock

Raymond Fu (3)	300,000	100%

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o Loan Artificial Intelligence Corp., 1113, Lippo Centre Tower 2, 89 Queensway, Admiralty, Hong Kong
(2)	Based on 454,365 shares of common stock issued and outstanding as of December 31, 2025.
(3)	Mr. Raymond Fu has served as CEO of the Company and Director since August 25, 2023. Mr. Fu is considered the controlling stockholder and beneficial owner of shares held by Wells Profit Holdings Limited (“Well Profit”), which holds 381,250 shares of common stock together with together with 300,000 Series D Preferred Stock shares which are exercisable or convertible into 600,000 shares of common stock with respect to such securities. As of January 19, 2026, the Well Profit as the result of a private transaction not involving the Company, is ultimately owned by (i) Pacific Smart Group Limited (BVI) holding 39%, and (ii) Pacific Eternity Holdings Limited (BVI) holding 61%. Raymond Fu maintains ultimate beneficial control of Pacific Eternity Holdings Limited.
(4)	Mr. Lam has served as Secretary of the Company since August 25, 2023, does not own any shares.
(5)	Ms. Cai was appointed to the Board of Directors and serves as Chairperson of the Board since December 1, 2025 and does not own any shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted any equity incentive plans as of December 31, 2025.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(a)	Under Regulation S-K, Item 4, Section C require disclosure of promoters and certain control persons for registrants that are filing a registration statement on Form 10 under the Exchange Act and that had a promoter at any time during the past five fiscal years shall:

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

Small Cap Compliance, LLC/Rhonda Keaveney

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

At the time SCC was appointed custodian, Loan Artificial Intelligence Corp. formerly Vestiage, Inc. was a shell company. In accordance with S-K 404(c)(2) paragraphs (c)(1)(i) and (c)(1)(ii), the following information is being disclosed, however, as discussed below, Loan Artificial Intelligence Corp. formerly Vestiage, Inc. is no longer considered a shell company.

The Custodian paid the following expenses on behalf of the company:

•	Florida Secretary of State for reinstatement of the Company, $1,950
•	Transfer agent, Issuer Direct - $16,710
•	Audit expenses, approximately $20,000
•	OTC Markets - $3,500

Rhonda Keaveney has been appointed as Custodian to many companies in the states of Nevada, Wyoming, Colorado and Florida. As Custodian, Ms. Keaveney, through her company, Small Cap Compliance, LLC has rehabilitated many companies, including Loan Artificial Intelligence Corp. formerly Vestiage, Inc. The only potential conflict in working with, and acting as Officer and Director, of multiple companies is the amount of time Ms. Keaveney has to spend on the daily operations of each company. The custodian companies have no operations. Ms. Keaveney reinstates each company with its state of domicile, files Form 10s or OTC Markets financial statements, pays certain outstanding company bills and searches for a suitable merger candidate or business combination for each company.

The potential for conflict is low but not zero. Ms. Keaveney acts as custodian with certain duties that must be fulfilled as stipulated in the court order. Ms. Keaveney does not employ any investor relations firms to promote any of her Custodian companies and focuses on making each company compliant with relevant regulatory agencies. The investors should be aware that Small Cap Compliance, LLC is the majority shareholder for each custodian company and Ms. Keaveney is the only Officer, Director and Executive Director for Loan Artificial Intelligence Corp. formerly Vestiage, Inc. These custodian companies have been abandoned and the stock is illiquid. The investors could lose some or all of their investment due to these factors.

Loan Artificial Intelligence Corp. formerly Vestiage, Inc. is no longer a shell company. We are incurring material operating expenses and development expenses relating to sponsored gym events and marketing our services at these events. In addition, we have incurred material expenses in the operation of our business, such as travel costs, audit expenses, and so forth. These, and other elements of our operating status show that we indeed are and have “engaged in activities that are, at a minimum, sufficient to manifest a strong commitment to developing a legitimate business.” It is our assertion that since December 29, 2022 the Company. has not been a shell company.

On January 12, 2023 the Company acquired 100% of the issued stock and, 1,000,000 shares of Convertible Series A Preferred Stock in exchange for 625 shares of the Company’s Restricted Common Stock.

Ms. Keaveney was sole shareholder and sole Officer and Director of Fun Fitness Corporation (“FFC”) until Loan Artificial Intelligence Corp. formerly Vestiage, Inc. acquired 100% of the outstanding shares of FFC. Ms. Keaveney remains the sole Officer and Director of FFC.

Mr. Raymond Fu, beneficial owner of Wells Profit Holdings Limited (“Wells Profit”) is considered the control persons and acquired control of the Company. Wells Profit purchased 300,000 shares of the Company’s Convertible Series D Preferred Stock and 381,250 post reverse split shares of the Company’s Restricted Common Stock. These shares represent the controlling block of stock and were purchased from Small Cap Compliance, LLC for $335,000.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related-party transactions are reviewed and approved by the Board of Directors as a whole until such time as an Audit Committee is formed.

Mr. Raymond Fu, Officer and Director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing without maturity date.

Small Cap Compliance, LLC (“SCC”) former controlling shareholder of the Company and Rhonda Keaveney, former sole Officer and Director of the Company, is also the owner of SCC and fonder of Fun Fitness Corporation (“FFC”), the Company’s subsidiary. She is also the sole Officer and Director of FFC and former owner of FFC’s outstanding Preferred A shares. SCC have advanced working capital to pay the Company’s expenses, which includes transfer agent fees and accounting fees. The outstanding amounts were transferred to Mr. Raymond Fu upon change of control of the Company on August 25, 2023.

On August 25, 2023, the Company issued 381,250 shares of Restricted Common Stock to Well Profit Holdings Limited as part of the change of control.

The outstanding amount due to related parties was $140,136 and $87,525 as of December 31, 2025 and 2024, respectively.

Item 14.	Principal Accounting Fees and Services

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2025	December 31, 2024

Audit fees (1)	$19,500	$31,500
Audit-related fees (2)	–	–
Tax fees (3)	–	–
All other fees (4)	–	–
Total	$19,500	$31,500

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a) Documents filed as part of this Report.

1.	Financial Statements. The Company’s Balance Sheets as of December 31, 2025 and 2024, the Statements of Operations for the years ended December 31, 2025 and 2024, the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024, and the Statements of Cash Flows for the years ended December 31, 2025 and 2024, together with the notes thereto and the reports of the Company’s independent registered public accounting firm, as required by Item 8 are included in this 2025 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

EXHIBIT INDEX

Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File Date
3.1	By-Laws	10-12G	3/21/23

3.2	Articles of Incorporation	10-12G	3/21/23

3.3	FLSOS File Stamped Certificate of Designation Preferred D Shares	10-12G	3/21/23

3.4	FLSOS File Stamped Certificate of Cancellation Preferred A, B, and C Shares	10-12G	3/21/23

3.5	Vestiage - Articles filed June 2022	10-12G/A	4/20/23

3.6	Amended Articles filed with the Secretary of State of the State of Florida on September 15, 2025	8-K	9/22/25

10.1	Fun Fitness - Share Exchange Agreement filed December 2022	10-12G/A	4/20/23

10.2	Court Custodial Order	10-12G	3/21/23

10.3	VEST Custodian Services Agreement	10-12G/A	4/20/23

10.4	Stock Purchase Agreement, between the Small Cap Compliance and Well Profit Holdings Limited Dated May 25, 2023	8-K	8/29/23

21.1	List of Subsidiaries of the Registrant		*

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934		*

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934		*

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002		*

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		*

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

Item 16.	10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2026	LOAN ARTIFICIAL INTELLIGENCE CORP.

	By:	/s/ Raymond Fu
Name: Raymond Fu Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bin Gao
Bin Gao, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Raymond Fu	Chief Executive Officer and Director (principal executive officer)	April 15, 2026
Raymond Fu

/s/ Bin Gao	Chief Financial Officer and Director (principal financial and accounting officer)	April 15, 2026
Bin Gao

/s/ Zuqin (Joey) Cai	Director, Chairperson	April 15, 2026
Zuqin (Joey) Cai

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Loan Artificial Intelligence Corp formerly Vestiage, Inc..

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Loan Artificial Intelligence Corp formerly Vestiage, Inc. as of December 31, 2025 and 2024, the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2024

West Palm Beach, FL

April 15, 2026

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$49,570	$22,845
Due to related party	140,136	87,525
Total Current Liabilities	189,706	110,370
Total Liabilities	189,706	110,370

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock Series D, $0.001 par value; 10,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	30	30
Common Stock, $0.001 par value; 500,000,000 shares authorized, 454,365 and 454,365 shares issued and outstanding, respectively	454	454
Additional paid-in capital	10,391,606	10,391,606
Accumulated loss	(10,581,796)	(10,502,460)
Total Stockholders' Deficit	(189,706)	(110,370)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to audited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2025	2024
Revenues	$–	$–

Operating expenses
Professional fees	51,371	49,214
Other general & administrative expense	27,965	3,461
Total operating expenses	79,336	52,675
Loss from operations	(79,336)	(52,675)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(79,336)	(52,675)
Income tax expense	–	–
Net loss	$(79,336)	$(52,675)

Earnings (Loss) per Share - Basic and Diluted	$(0.175)	$(0.116)
Weighted Average Shares Outstanding - Basic and Diluted	454,365	454,365

See accompanying notes to audited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2025 and 2024

	Preferred Stock Series D		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2023	300,000	$30	454,365	$454	$10,391,606	$(10,449,785)	$(57,695)
Net loss	–	–	–	–	–	(52,675)	(52,675)
Balance, December 31, 2024	300,000	$30	454,365	$454	$10,391,606	$(10,502,460)	$(110,370)

Balance, December 31, 2024	300,000	$30	454,365	$454	$10,391,606	$(10,502,460)	$(110,370)
Net loss	–	–	–	–	–	(79,336)	(79,336)
Balance, December 31, 2025	300,000	$30	454,365	$454	$10,391,606	$(10,581,796)	$(189,706)

See accompanying notes to audited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(79,336)	$(52,675)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	26,725	21,992
Net Cash Used in Operating Activities	(52,611)	(30,683)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	–	–
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	52,611	30,683
Net Cash Provided by Financing Activities	52,611	30,683

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to audited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

Notes to the Financial Statements

As of and for the years ended December 31, 2025 and 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Loan Artificial Intelligence Corp. (OTC “LAAI” or the “Company”) was incorporated under the laws of the State of Florida on October 31, 2006, as The Harvard Learning Centers, Inc. On February 18, 2013, the name of the Company was changed to Vestiage, Inc.

Business operations for the Company were abandoned by former management when they resigned on September 9, 2015, and a custodianship action, as described in the subsequent paragraph, was commenced in 2021.

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

Small Cap Compliance, LLC (“SCC”) is a shareholder in the Company and applied to the Court for an Order appointing SCC as the Custodian. This application was for the purpose of reinstating the Company’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

The court awarded custodianship to the Custodian based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, the Custodian appointed Rhonda Keaveney as sole officer and director.

The Custodian attempted to contact the Company’s officers and directors through letters, emails, and phone calls, with no success.

On December 31, 2022, the company executed a Share Exchange Agreement with Fun Fitness Corporation (“FFC”), of which Rhonda Keaveney is the sole officer and director. The Company acquired 1,000,000 shares of Series A Preferred Stock of FFC in exchange for 625 shares of common stock, making Fun Fitness Corporation a wholly owned subsidiary of the Company. The acquisition is a combination of entities under common control; however, FFC was incorporated in the State of Wyoming on October 1, 2022, so there is no impact to the historical financial information. The 625 shares of common stock were issued by the transfer agent on January 12, 2023.

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

On September 23, 2025, the Company changed its name from Vestiage, Inc. to Loan Artificial Intelligence Corp. and completed a reverse split of its common stock at a ratio of 1-for-800. No fractional shares were issued in connection with the split.

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

For the years ended December 31, 2025, the 600,000 potentially dilutive shares of common stock from conversion of the outstanding Series D preferred stock.

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

NOTE 3 – GOING CONCERN

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of December 31, 2025. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – EQUITY

Preferred Stock

On August 25, 2023, a change in control of the Company occurred by virtue of the Company's largest shareholder sold 300,000 shares of the Convertible Series D Preferred Stock and issued 381,250 shares of Restricted Common Stock to Well Profit Holdings Limited.

On June 6, 2022, the Company filed Articles of Amendment, with the State of Florida designating 10,000,000 shares of the Preferred Stock as Convertible Series D Preferred Stock, par value $0.001. Each share of Convertible Series D Preferred Stock is convertible into 2   shares of common stock. In addition, the Convertible Series D Preferred Stock has voting privileges of 1,000  votes per one share of Series D. The Convertible Series D Preferred Stock is not entitled to dividends.

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

On June 2, 2025, the Company’s board of directors and the shareholders holding a majority of the voting power of the Company approved by written consent, the changing the name of the Company from “Vestiage, Inc.” to “Loan Artificial Intelligence Corp.” and a reverse stock split of all of the issued and outstanding shares of Common Stock of the Company on a 1-for-800 basis, such that each issued and outstanding 800 shares of Common Stock shall become 1 share of Common Stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split; instead, holders received cash payments equal to the product of the closing sales price on the OTC Markets on the effective date and the fractional share otherwise issuable, after which such holders had no further interest in those fractional shares. The name change, symbol change, and the Reverse Stock Split were effective on September 23, 2025. All share and per-share information (including earnings per share) presented in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

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

As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended
	December 31,		December 31,
	2025		2024
Statutory federal income tax benefit	$(16,661)	21.0%	$(11,062)	21.0%
Change in valuation allowance	16,661	(21.0)%	11,062	(21.0)%
Effective income tax	$–	0.0%	$–	0.0%

The Company did not pay any income taxes, net of refunds, at the federal, state, or foreign levels during the years ended December 31, 2025 and 2024.

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

Mr. Raymond Fu, director and officer of the Company, have advanced working capital to pay for expenses of the Company for the years ended December 31, 2025. During the years ended December 31, 2025 and 2024, expenses paid on behalf of the Company by Mr. Fu totaled $52,611 and $30,683, respectively.

The outstanding amount due to related parties was $140,136 and $87,525 as of December 31, 2025 and 2024, respectively. These advances above are due on demand and non-interest bearing without maturity date.

NOTE 7 – SEGMENT REPORTING

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and applied the amendments retrospectively to all prior periods presented.

The Company operates in a single operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information for the purposes of allocating resources and assessing the financial performance of the Company’s activities.

The segment information, including significant segment expenses, regularly provided to the CODM is as follows:

	Years Ended
	December 31,	December 31,
	2025	2024
Total segment revenues	$–	$–
Significant Segment Expenses:
Professional fees	51,371	49,214
Other general & administrative expense	27,965	3,461
Total segment loss	$(79,336)	$(52,675)

	December 31,	December 31,
	2025	2024
Total segment assets	$–	$–

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through April 15, 2026 date that the financial statements were available for issuance and has determined that it does not have any material subsequent events to disclose in these the financial statements.

