Form 10-Q
period 2026-03-31
Loan Artificial Intelligence Corp.
filed 2026-05-20
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

89 Queensway, Admiralty, Hong Kong 0000

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

As of May 20, 2026, there were 454,365 shares outstanding of the registrant’s Common Stock.

As of May 20, 2026, there were 300,000 shares outstanding of the registrant’s Convertible Series D Preferred Stock.

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

FORM 10-Q

March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

BALANCE SHEETS

Unaudited

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	–	–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	20,580	49,570
Due to related party	177,767	140,136
Total Current Liabilities	198,347	189,706
Total Liabilities	198,347	189,706

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock Series D, $0.001 par value; 10,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	30	30
Common Stock, $0.001 par value; 500,000,000 shares authorized, 454,365 and 454,365 shares issued and outstanding, respectively	454	454
Additional paid-in capital	10,391,606	10,391,606
Accumulated loss	(10,590,437)	(10,581,796)
Total Stockholders' Deficit	(198,347)	(189,706)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to unaudited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	$–	$–

Operating expenses
Professional fees	7,233	5,500
Other general & administrative expense	1,408	881
Total operating expenses	8,641	6,381
Loss from operations	(8,641)	(6,381)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(8,641)	(6,381)
Income tax expense	–	–
Net loss	$(8,641)	$(6,381)

Earnings (Loss) per Share - Basic and Diluted	$(0.019)	$(0.014)
Weighted Average Shares Outstanding - Basic and Diluted	454,365	454,365

See accompanying notes to unaudited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2026 and 2025

Unaudited

	Preferred Stock Series D		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2024	300,000	$30	454,365	$363,578	$10,028,482	$(10,502,460)	$(110,370)
Net loss	–	–	–	–	–	(6,381)	(6,381)
Balance, March 31, 2025	300,000	$30	454,365	$363,578	$10,028,482	$(10,508,841)	$(116,751)

Balance, December 31, 2025	300,000	$30	454,365	$454	$10,391,606	$(10,581,796)	$(189,706)
Net loss	–	–	–	–	–	(8,641)	(8,641)
Balance, March 31, 2026	300,000	$30	454,365	$454	$10,391,606	$(10,590,437)	$(198,347)

See accompanying notes to unaudited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Net loss	$(8,641)	$(6,381)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(28,990)	5,821
Net Cash Used in Operating Activities	(37,631)	(560)

Cash Flows from Financing Activities
Proceeds from related party payables	37,631	560
Net Cash Provided by Financing Activities	37,631	560

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to unaudited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

Notes to the Financial Statements

As of and for the three months ended March 31, 2026 and 2025

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2025.

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

For the three months ended March 31, 2026, the 600,000 potentially dilutive shares of common stock from conversion of the outstanding Series D preferred stock.

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

NOTE 3 – GOING CONCERN

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of March 31, 2026. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Mr. Raymond Fu, director and officer of the Company, have advanced working capital to pay for expenses of the Company for the years ended December 31, 2025. During the three months ended March 31, 2026 and 2025, expenses paid on behalf of the Company by Mr. Fu totaled $37,631 and $560, respectively.

The outstanding amount due to related parties was $177,767 and $140,136 as of March 31, 2026 and December 31, 2025, respectively. These advances above are due on demand and non-interest bearing without maturity date.

NOTE 6 – SEGMENT REPORTING

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

The segment information, including significant segment expenses, regularly provided to the CODM is as follows:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Total segment revenues	$–	$–
Significant Segment Expenses:
Professional fees	7,233	5,500
Other general & administrative expense	1,408	881
Total segment loss	$(8,641)	$(6,381)

	March 31, 2026	December 31, 2025
Total segment assets	$–	$–

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through May 20, 2026 date that the financial statements were available for issuance and has determined that it does not have any material subsequent events to disclose in these the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements the Company. for the three months ended March 31, 2026 and 2025, and the notes thereto.

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

Overview

Loan Artificial Intelligence Corp. formerly Vestiage, Inc. (the “Company”), incorporated in Florida on October 31, 2006, is a developmental stage company focused on mergers, acquisitions, and other financial transactions. The Company has not yet implemented its business plan and is currently seeking potential business combination opportunities. However, there are no definitive arrangements or agreements at this time.

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

The following table sets forth key components of our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025	$ Changed	% Changed
Revenues, net	$–	$–	–	–
Cost of sales	–	–	–	–
Gross Margin	–	–	–	–
Gross Margin %	–	–	–	–
Operating expenses:
Selling, general and administrative	8,641	6,381	2,260	35.4%
Total operating expenses	8,641	6,381	2,260	35.4%
Total other (expenses) income	–	–	–	–
Income tax expenses (benefits)	–	–	–	–
Net income (loss)	$(8,641)	$(6,381)	(2,260)	(35.4)%

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three Months Ended March 31, 2026 and 2025

Revenue

For the three months ended March 31, 2026 and 2025, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 were $8,641 compared to $6,381 for the three months ended March 31, 2025.

Operating expenses increased in 2026 due to other professional fees and other general and administrative fees incurred for this period.

Other Income and Expenses

For the three months ended March 31, 2026 and 2025, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2026, the Company had a net loss of $8,641 compared to the three months period ended March 31, 2025 of a net loss of $6,381.

Liquidity and Capital Resources

The following table provides selected balance sheet data for our Company at March 31, 2026 (unaudited) and December 31, 2025:

	March 31, 2026	December 31, 2025
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	198,347	189,706
Total Stockholders’ Deficit	$(198,347)	$(189,706)

As of March 31, 2026, we had no cash and had a working capital deficit of $198,347. As of December 31, 2025, we had no cash and a working capital deficit of $189,706.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $177,767 and $149,136 as of March 31, 2026 and December 31, 2025, respectively.

Operating Activities

Net cash used in operating activities were $37,631 for the three months ended March 31, 2026 and $560 for the same period ended 2025. The change resulted from net operating loss $8,641 for the three months ended March 31, 2026 with accounts payable and accrued expenses decreased by $37,631 from $49,570 at December 31, 2025 to $20,580 at March 31, 2026. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the three months ended March 31, 2026 and 2025.

Financing Activities

Net cash provided by financing activities were $37,631 for the three months ended March 31, 2026 and $560 for the same period ended in 2025. The Company received net advances of $37,631 and $560 from related party for working capital purposes for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025 the Company issued $Nil common

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 20, 2026	LOAN ARTIFICIAL INTELLIGENCE CORP.

	By:	/s/ Raymond Fu
Name: Raymond Fu Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bin Gao
Bin Gao, Chief Financial Officer (Principal Financial and Accounting Officer)

