Form 10-Q
period 2026-06-30
Loan Artificial Intelligence Corp.
filed 2026-08-14
CIK 1594968

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 454,365 shares outstanding of the registrant’s Common Stock.

As of August 14, 2026, there were 300,000 shares outstanding of the registrant’s Convertible Series D Preferred Stock.

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

FORM 10-Q

June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	–	–

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	37,811	49,570
Due to related party	180,768	140,136
Total Current Liabilities	218,579	189,706
Total Liabilities	218,579	189,706

Commitment & contingencies	–	–

Stockholders’ Deficit
Preferred Stock Series D, $0.001 par value; 10,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	300	300
Common Stock, $0.001 par value; 500,000,000 shares authorized, 454,365 and 454,365 shares issued and outstanding, respectively	454	454
Additional paid-in capital	10,391,336	10,391,336
Accumulated loss	(10,610,669)	(10,581,796)
Total Stockholders’ Deficit	(218,579)	(189,706)
Total Liabilities and Stockholders’ Deficit	$–	$–

See accompanying notes to unaudited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	18,417	7,020	25,650	12,520
Other general & administrative expense	1,815	855	3,223	1,736
Total operating expenses	20,232	7,875	28,873	14,256
Loss from operations	(20,232)	(7,875)	(28,873)	(14,256)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(20,232)	(7,875)	(28,873)	(14,256)
Income tax expense	–	–	–	–
Net loss	$(20,232)	$(7,875)	$(28,873)	$(14,256)

Earnings (Loss) per Share - Basic and Diluted	$(0.045)	$(0.017)	$(0.064)	$(0.031)
Weighted Average Shares Outstanding - Basic and Diluted	454,365	454,365	454,365	454,365

See accompanying notes to unaudited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2026 and 2025

Unaudited

	Preferred Stock Series D		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders’ Deficit
Balance, December 31, 2024	300,000	$300	454,365	$363,578	$10,028,212	$(10,502,460)	$(110,370)
Net loss	–	–	–	–	–	(6,381)	(6,381)
Balance, March 31, 2025	300,000	300	454,365	363,578	10,028,212	(10,508,841)	(116,751)
Net loss	–	–	–	–	–	(7,875)	(7,875)
Balance, June 30, 2025	300,000	$300	454,365	$363,578	$10,028,212	$(10,516,716)	$(124,626)

Balance, December 31, 2025	300,000	$300	454,365	$454	$10,391,336	$(10,581,796)	$(189,706)
Net loss	–	–	–	–	–	(8,641)	(8,641)
Balance, March 31, 2026	300,000	300	454,365	454	10,391,336	(10,590,437)	(198,347)
Net loss	–	–	–	–	–	(20,232)	(20,232)
Balance, June 30, 2026	300,000	$300	454,365	$454	$10,391,336	$(10,610,669)	$(218,579)

See accompanying notes to unaudited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(28,873)	$(14,256)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(11,759)	12,245
Net Cash Used in Operating Activities	(40,632)	(2,011)

Cash Flows from Financing Activities
Proceeds from related party payables	40,632	2,011
Net Cash Provided by Financing Activities	40,632	2,011

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to unaudited financial statements

LOAN ARTIFICIAL INTELLIGENCE CORP.

FORMERLY VESTIAGE, INC.

Notes to the Condensed Financial Statements

As of and for the six months ended June 30, 2026 and 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

For the six months ended June 30, 2026, the 375,000 potentially dilutive shares of common stock from conversion of the outstanding Series D preferred stock.

For periods when the Company incurred net losses, the dilutive shares were excluded in the denominator of the diluted earnings per share calculation as the inclusion of such shares would have been anti-dilutive given the net loss recorded for the period.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss (NOL) and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company evaluates the realizability of its deferred tax assets based on all available positive and negative evidence, including historical operating results, cumulative losses, and estimates of future taxable income. Due to the Company’s history of cumulative operating losses, management has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets, resulting in $0 income tax expense and benefit for all periods presented.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 30, 2026, the Company has not recorded any material unrecognized tax benefits.

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the unaudited financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its unaudited financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of June 30, 2026. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

To alleviate these conditions, management’s plan relies on securing continued financial support from related parties to fund ongoing working capital requirements. In addition, the Company is actively pursuing a business combination with an operating entity to commence revenue-generating operations. While management is actively executing these plans, there can be no assurance that the Company will be successful in securing the necessary funding or consummating a business combination on acceptable terms. Accordingly, management has concluded that the substantial doubt about the Company’s ability to continue as a going concern is not alleviated.

The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – EQUITY

Preferred Stock

On August 25, 2023, a change in control of the Company occurred by virtue of the Company’s largest shareholder sold 300,000 shares of the Convertible Series D Preferred Stock and issued 381,250 shares of Restricted Common Stock to Well Profit Holdings Limited.

On June 6, 2022, the Company filed Articles of Amendment, with the State of Florida designating 10,000,000 shares of the Preferred Stock as Convertible Series D Preferred Stock, par value $0.001. Each share of Convertible Series D Preferred Stock is convertible into 1.25 shares of common stock (as adjusted for the 800 for 1 reverse stock split). In addition, the Convertible Series D Preferred Stock has voting privileges of 1,000 votes per one share of Series D. The Convertible Series D Preferred Stock is not entitled to dividends. In the event of a liquidation, dissolution or winding up of the Company, the Series D Preferred Stock entitles a holder to a liquidation preference of $0.001 per share before distributions to holders of junior capital stock including common stock shareholders.

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

Mr. Raymond Fu, director and officer of the Company, have advanced working capital to pay for expenses of the Company for the years ended December 31, 2025. During the six months ended June 30, 2026 and 2025, expenses paid on behalf of the Company by Mr. Fu totaled $40,632 and $2,011, respectively.

The outstanding amount due to related parties was $180,768 and $140,136 as of June 30, 2026 and December 31, 2025, respectively. These advances above are due on demand and non-interest bearing without maturity date.

NOTE 6 – SEGMENT REPORTING

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and applied the amendments retrospectively to all prior periods presented.

The Company operates in a single operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information for the purposes of allocating resources and assessing the financial performance of the Company’s activities. Specifically, the CODM utilizes segment net loss as the primary financial measure to evaluate the segment’s ongoing operating results and to make decisions regarding the allocation of funding required to support the Company’s administrative activities and pursuit of a business combination.

The segment information, including significant segment expenses, regularly provided to the CODM is as follows:

	Six Months Ended
	June 30,	June 30,
	2026	2025
Total segment revenues	$–	$–
Significant Segment Expenses:
Professional fees	25,650	12,520
Other general & administrative expense	3,223	1,736
Other segment items	–	–
Total segment loss	$(28,873)	$(14,256)

	June 30, 2026	December 31, 2025
Total segment assets	$–	$–

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements the Company. for the six months ended June 30, 2026 and 2025, and the notes thereto.

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

The following table sets forth key components of our results of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended
	June 30,
	2026	2025	$ Changed	% Changed
Revenues, net	$–	$–	–	–
Cost of sales	–	–	–	–
Gross Margin	–	–	–	–
Gross Margin %	–	–	–	–
Operating expenses:
Selling, general and administrative	20,232	7,875	12,357	156,.9%
Total operating expenses	20,232	7,875	12,537	156.9%
Total other (expenses) income	–	–	–	–
Income tax expenses (benefits)	–	–	–	–
Net income (loss)	$(20,232)	$(7,875)	(12,537)	(156.9)%

The following table sets forth key components of our results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30,
	2026	2025	$ Changed	% Changed
Revenues, net	$–	$–	–	–
Cost of sales	–	–	–	–
Gross Margin	–	–	–	–
Gross Margin %	–	–	–	–
Operating expenses:
Selling, general and administrative	28,873	14,256	14,617	50.6%
Total operating expenses	28,873	14,256	14,617	50.6%
Total other (expenses) income	–	–	–	–
Income tax expenses (benefits)	–	–	–	–
Net income (loss)	$(28,873)	$(14,256)	(14,617)	(50.6)%

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three and Six Months Ended June 30, 2026 and 2025

Revenue

For the three and six months ended June 30, 2026 and 2025, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2026 were $20,232 compared to $7,875 for the six months ended June 30, 2025.

Operating expenses for the six months ended June 30, 2026 were $28,873 compared to $14,256 for the six months ended June 30, 2025.

Operating expenses increased in 2026 due to other professional fees and other general and administrative fees incurred for this period.

Other Income and Expenses

For the three and six months ended June 30, 2026 and 2025, the Company did not have any other income or expenses.

Net Income (Loss)

For the six months ended June 30, 2026, the Company had a net loss of $20,232 compared to the six months period ended June 30, 2025 of a net loss of $7,875.

For the six months ended June 30, 2026, the Company had a net loss of $28,873 compared to the six months period ended June 30, 2025 of a net loss of $14,256.

Liquidity and Capital Resources

The following table provides selected balance sheet data for our Company at June 30, 2026 (unaudited) and December 31, 2025:

	June 30, 2026	December 31, 2025
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	218,579	189,706
Total Stockholders’ Deficit	$(218,579)	$(189,706)

As of June 30, 2026, we had no cash and had a working capital deficit of $218,579. As of December 31, 2025, we had no cash and a working capital deficit of $189,706.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $180,768 and $140,136 as of June 30, 2026 and December 31, 2025, respectively.

Operating Activities

Net cash used in operating activities were $40,632 for the six months ended June 30, 2026 and $2,011 for the same period ended 2025. The change resulted from net operating loss $28,873 for the six months ended June 30, 2026 with accounts payable and accrued expenses decreased by $11,759 from $49,570 at December 31, 2025 to $37,811 at June 30, 2026. The decrease in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the six months ended June 30, 2026 and 2025.

Financing Activities

Net cash provided by financing activities were $40,632 for the six months ended June 30, 2026 and $2,011 for the same period ended in 2025. The Company received net advances of $40,632 and $2,011 from related party for working capital purposes for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025 the Company issued $Nil common

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

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

c) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2026, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

During the six months ended June 30, 2026, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 14, 2026	LOAN ARTIFICIAL INTELLIGENCE CORP.

	By:	/s/ Raymond Fu
Name: Raymond Fu Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bin Gao
Bin Gao, Chief Financial Officer (Principal Financial and Accounting Officer)

